Form 10-Q
period 2015-06-30
Viking Therapeutics, Inc.
filed 2015-08-14
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37355

VIKING THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1073877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12340 El Camino Real, Suite 250 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 704-4660

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of August 10, 2015
Common stock, $0.00001 par value	9,783,312

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited )
Assets
Current assets:
Cash and cash equivalents	$9,497,200	$755,857
Short-term investments – available for sale	12,162,251	—
Prepaid expenses and other current assets	610,198	17,827

Total current assets	22,269,649	773,684
Deferred IPO financing costs	—	2,268,675
Other assets	—	775

Total assets	$22,269,649	$3,043,134

Liabilities, convertible notes and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,008,277	$1,830,724
Accrued license fees	—	19,865,863
Other accrued liabilities	119,647	380,257
Accrued interest	121,111	77,222
Convertible notes payable, current portion (net of discount of $829,491 and $6,076 at June 30, 2015 and December 31, 2014, respectively)	1,670,509	304,274
Debt conversion feature liability	1,956,566	58,742

Total current liabilities	4,876,110	22,517,082

Convertible notes payable (net of discount of $0 and $1,235,886 at June 30, 2015 and December 31, 2014, respectively)	—	1,264,114
Debt conversion feature liability	—	1,390,469

Total long-term liabilities	—	2,654,583

Total liabilities	4,876,110	25,171,665

Stockholders’ equity (deficit):
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2015 and 25,000,000 shares authorized at December 31, 2014; 9,783,312 shares issued and outstanding at June 30, 2015 and 6,000,000 shares issued and outstanding at December 31, 2014	98	60
Additional paid-in capital	53,123,840	12,866
Accumulated other comprehensive loss	(12,461)	—
Accumulated deficit	(35,717,938)	(22,141,457)

Total stockholders’ equity (deficit)	17,393,539	(22,128,531)

Total liabilities and stockholders’ deficit	$22,269,649	$3,043,134

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	1,100,906	21,241,640	1,239,875	21,291,640
General and administrative	1,526,008	513,991	1,848,079	673,729

Total operating expenses	2,626,914	21,755,631	3,087,954	21,965,369

Loss from operations	(2,626,914)	(21,755,631)	(3,087,954)	(21,965,369)
Other expenses:
Change in fair value of accrued license fees	4,421,338	959,363	9,381,848	959,363
Change in fair value of debt conversion feature liability	546,485	(2,328)	629,141	7,921
Amortization of debt discount	240,515	60,603	412,471	66,982
Interest expense, net	29,814	9,518	65,067	12,094

Total other expenses	5,238,152	1,027,156	10,488,527	1,046,360

Net loss	(7,865,066)	(22,782,787)	(13,576,481)	(23,011,729)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(12,461)	—	(12,461)	—

Comprehensive loss	$(7,877,527)	$(22,782,787)	$(13,588,942)	$(23,011,729)

Basic and diluted net loss per share	$(1.07)	$(5.40)	$(2.38)	$(6.20)

Weighted-average shares used to compute basic and diluted net loss per share	7,331,861	4,221,757	5,711,735	3,709,557

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(13,576,481)	$(23,011,729)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	412,471	66,982
Amortization of investment premiums	4,130	—
Change in fair value of accrued license fees	9,381,848	—
Change in fair value of debt conversion feature liability	629,141	7,921
Stock-based compensation	1,472,412	1,953
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(591,595)	(27,926)
Accounts payable	44,437	248,262
Accrued license fees	—	22,128,979
Accrued expenses	191,987	44,923

Net cash used in operating activities	(2,031,650)	(540,635)

Cash flows from investing activities
Purchases of investments	(12,174,067)	—

Net cash used in investing activities	(12,174,067)	—

Cash flows from financing activities
Net proceeds from issuances of common stock	25,392,500	—
Public offering costs	(2,029,142)	—
Value of shares withheld related to employee tax withholding	(418,412)	—
Repurchase of common stock	(38)	2,496
Proceeds from convertible notes payable	—	1,250,000
Proceeds from stock issuance under employee stock purchase plan	2,152	—

Net cash provided by financing activities	22,947,060	1,252,496

Net increase in cash and cash equivalents	8,741,343	711,861
Cash, and cash equivalents beginning of period	755,857	179,619

Cash, and cash equivalents end of period	$9,497,200	$891,480

Supplemental disclosure of non-cash investing and financing transactions
Shares issued in lieu of license fee	$(29,247,711)	$—

Unpaid deferred IPO costs	$(709,006)	$—

Conversion of notes payable	$456,412	$—

Issuance of common stock to consultant	$(28,760)	$—

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

The Company was incorporated under the laws of the State of Delaware on September 24, 2012 and its principal executive offices are located in San Diego, California.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2015, statements of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the final prospectus filed by the Company with the SEC on April 29, 2015 relating to the Company’s initial public offering (the “IPO”). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 1, “Organization, Liquidity and Management’s Plan, and Summary of Significant Accounting Policies” of the financial statements in the final prospectus filed by the Company with the SEC on April 29, 2015 relating to the IPO. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2015 that had a material effect on its condensed financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured depository institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Liquidity and Management’s Plan

In May 2015, the Company completed the IPO, issuing 3,450,000 shares of its common stock and raising $25,392,500 in net proceeds, including the full exercise of the over-allotment option, and after deducting underwriting discounts, commissions and a non-accountable expense in an aggregate amount of $2,207,500, but before deducting other offering costs and expenses. These additional funds raised in May 2015 alleviate any doubt in regards to the Company’s ability to continue as a going concern over the next 12 months. (See Note 4 regarding proceeds from the Company’s initial public offering received in May 2015.)

Deferred IPO Financing Costs

Deferred IPO financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the IPO were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Through June 30, 2015, $3,070,486 of offering costs were recorded as a reduction of the proceeds received.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-28, Revenue Recognition – Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (1) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (3) that would result in additional payments being due to the Company. The determination that a milestone is substantive is subject to management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (a) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Stock-Based Compensation

Prior to the IPO, the Company accounted for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated award date fair values, which estimates were highly complex and subjective in nature. With the Company becoming a publicly traded company in April 2015, these valuations and estimates are no longer necessary as the Company now relies on the market price to determine market value for the Company’s common stock. The Company uses the straight-line or graded vesting method to allocate compensation cost to reporting periods over each restricted award’s requisite service period, which is generally the vesting period, and has estimated the fair value of restricted stock-based awards to employees and consultants using a Monte Carlo market approach simulation method and performed an allocation of value to common stock based on the estimated time to a liquidity event. In addition, the Company accounts for performance-based restricted stock awards to employees by determining the fair value of the restricted stock award at the date of issuance by using the Probability Weighted Expected Return Method (“PWERM”) and then assessing at each balance sheet date the probability of the performance criteria being met. If the probability of achieving the criteria is deemed less-than-probable, then no expense is recorded. At the point where the criteria are deemed probable of being met, then the Company begins recording stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

In connection with the IPO (See Note 5), the Viking Therapeutics, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) and the Viking Therapeutics, Inc. 2014 Employee Stock Purchase Plan (the “ESPP”) became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(7,865,066)	$(22,782,787)	$(13,576,481)	$(23,011,729)

Denominator
Weighted-average common shares outstanding	8,537,030	6,000,000	7,275,523	5,718,232
Less: Weighted-average shares subject to repurchase	(1,205,169)	(1,778,243)	(1,563,788)	(2,008,675)

Denominator for basic and diluted net loss per share	7,331,861	4,221,757	5,711,735	3,709,557

Basic and diluted net loss per share	$(1.07)	$(5.40)	$(2.38)	$(6.20)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	June 30, 2015	June 30, 2014
Common stock warrants	82,500	—
Common stock subject to repurchase	874,439	2,572,919
Common stock options	347,894	—

	1,304,833	2,572,919

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making.

2. Investments in Marketable Securities

The Company did not have any investments classified as available-for-sale as of December 31, 2014. Investments classified as available-for-sale at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Money market funds (2)	4,922,581			4,922,581
Certificates of deposit (3)	7,989,365			7,989,365
Corporate debt securities (4)	8,090,807	115	(12,576)	8,078,346

	$21,002,753	$115	$(12,576)	$20,990,292

(1)	Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2015, there were 15 securities in an unrealized loss position. These unrealized losses were less than $2,000 individually and $13,000 in the aggregate. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)	All money market funds are classified as cash equivalents.
(3)	At June 30, 2015, $3,495,615 of these securities were classified as cash and cash equivalents on the Company’s balance sheet as they were purchased within three months of maturity and $1,395,850 of these securities were scheduled to mature outside one year.
(4)	At June 30, 2015, $409,844 of these securities were classified as cash and cash equivalents on the Company’s balance sheet as they were purchased within three months of maturity and $386,259 of these securities were scheduled to mature outside one year.

There were no sales of available-for-sale securities during either the three or six months ended June 30, 2015.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, debt and its related debt conversion feature liability. The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 —Quoted prices in active markets for identical assets or liabilities.

Level 2 —Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2015, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities.

As of June 30, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations. The Company’s financial liabilities that were subject to fair value measurements consist of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs. The fair value of the debt conversion feature liability required management to make assumptions about the probability of the occurrence of a capital stock issuance by the Company resulting in net proceeds of at least $5,000,000 and the related convertible notes being converted based on the applicable conversion terms. Alternate probabilities would have resulted in increases or decreases in the fair value of the debt conversion feature liability:

		Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$4,922,581	$4,922,581	$—	$—
Certificates of deposit	3,495,615	3,495,615	—	—
Corporate debt securities, available-for-sale	409,844		409,844
Short-term investments
Certificates of deposit	4,493,750	4,493,750	—	—
Corporate debt securities, available-for-sale	7,668,502	—	7,668,502	—

Total financial assets	$20,990,292	$12,911,946	$8,078,346	$—

Financial liabilities carried at fair value:
Debt conversion feature – long-term	$1,956,566	$—	$—	$1,956,566

Total financial liabilities	$1,956,566	$—	$—	$1,956,566

		Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial liabilities carried at fair value:
Accrued license fees	$19,865,863	$—	$—	$19,865,863
Debt conversion feature – current	58,742	—	—	58,742
Debt conversion feature – long-term	1,390,469	—	—	1,390,469

Total financial liabilities	$21,315,074	$—	$—	$21,315,074

The table below presents a summary of changes in the Company’s accrued license fee and debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accrued license fees:
Beginning balance	$24,826,374	$—	$19,865,863	$—
Additions	—	21,169,616	—	21,169,616
Adjustments resulting from changes in fair value recognized in earnings	4,421,338	959,363	9,381,848	959,363
Issuance of shares of common stock	(29,247,712)	—	(29,247,711)	—

Ending balance	$—	$22,128,979	$—	$22,128,979

Debt conversion feature:
Beginning balance	$1,531,867	$81,904	$1,449,211	$71,655
Additions	—	983,967	—	983,967
Adjustments resulting from changes in fair value recognized in earnings	546,485	(2,328)	629,141	7,921
Issuance of shares of common stock	(121,786)	—	(121,786)	—

Ending balance	$1,956,566	$1,063,543	$1,956,566	$1,063,543

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant Unobservable Input	Range
	Assets	Liabilities	Valuation Technique(s)
Accrued license fees:
December 31, 2014	$—	$19,865,863	Probability weighted expected return model	Discount rates	30% to 40%
				Time assumptions to liquidation events	4/30/2015- 3/31/2017
				Discount rates	12% to 60%
Debt conversion feature liability
June 30, 2015	$—	$1,956,566	Discounted cash flow model	Timing of the events	5/21/2016
				Probabilities of Occurrence	100%
				Discount rate	37.5%
December 31, 2014	$—	$1,449,211	Discounted cash flow model	Timing of the events	3/31/2015 to 6/30/2015
				Probabilities of Occurrence Discount rate	30% to 40% 37.5%

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

4. Stockholders’ Equity (Deficit)

In February 2014, the Company entered into a stock purchase agreement with one of its founders. The agreement provided for the purchase of 1,000,000 shares of the Company’s common stock at a price per share of $0.01 in exchange for future services to be rendered to the Company as measured by certain performance criteria. The shares were subject to a repurchase option and were to vest in two tranches of 500,000 shares each, upon achievement of the performance target or upon a triggering event as defined.

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

The Company determined that the issuance in February 2014 had a deemed fair value lower than the reassessed fair value of the common stock on the date of issuance based upon the PWERM. Since the stock issuance to the founder is tied to certain performance criteria, the Company reviewed the probability of achieving such criteria at February 20, 2014, June 30, 2014 and June 30, 2015 and determined that it was not probable that the criteria would be met. Therefore, no compensation expense has been recorded for this issuance through June 30, 2015. The Company will continue to reassess at each reporting period whether it is probable that either of the two performance criteria will be met, and if and when either are deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance criteria will actually be met. The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata fair value of the unrecognized expense is $61,566 at June 30, 2015.

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

Further, on April 8, 2015, the Company and Ligand entered into a First Amendment to Loan and Security Agreement with Ligand (the “Loan Amendment”), pursuant to which the parties agreed to amend, among other things, the timing of Ligand’s conversion rights under the Secured Convertible Promissory Note issued to Ligand on May 21, 2014 (the “Ligand Note”) following certain Company transactions. Under the terms of the Loan Amendment, following the consummation of the earlier to occur of (1) a bona fide capital financing transaction or series of financing transactions with one or more financial non-strategic investors resulting in aggregate net proceeds to the Company of at least $20,000,000 and pursuant to which the Company issues shares of its equity securities, (2) a firmly underwritten public offering pursuant to the Securities Act of 1933, as amended, on Form S-1 or Form S-3, or any successor forms, or (3) May 4, 2016 (the one year anniversary of the closing of the IPO), Ligand may elect to convert the Ligand Note into shares of the Company’s common stock and/or cash in an amount equal to 200% of the principal amount of the loan plus all accrued and previously unpaid interest thereon. Additionally, pursuant to the Loan Amendment, Ligand has agreed that it will not, until the earlier of (A) 270 days from the date of conversion of the Ligand Note or (B) April 28, 2016 (one year following the date of the prospectus filed with the SEC relating to the IPO), sell or otherwise transfer or dispose of the shares of common stock issuable upon conversion of the Ligand Note.

On May 4, 2015, the Company completed the IPO pursuant to a Registration Statement on Form S-1 that was declared effective on April 28, 2015. In the IPO, the Company sold 3,000,000 shares of its common stock at an initial public offering price of $8.00 per share. The underwriters for the IPO had 30 days to exercise an over-allotment option to purchase up to an additional 450,000 shares at the initial public offering price, less the underwriting discount. Upon the closing of the IPO, on May 4, 2015, the Company raised a total of $22,080,500 in net proceeds after deducting underwriting discounts, commissions and a non-accountable expense allowance in an aggregate amount of $1,919,500, but before deducting other offering costs and expenses. Costs directly associated with the IPO of $2,980,000 were capitalized and recorded as deferred IPO costs prior to the closing of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital upon completion of the IPO.

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

On May 26, 2015, the underwriters for the IPO exercised their full over-allotment option to purchase an additional 450,000 shares of the Company’s common stock at $8.00 per share, less the underwriting discount. On May 28, 2015, the Company sold the 450,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $3,312,000, after deducting underwriting discounts and commissions of $288,000, but before deducting other offering costs and expenses. Upon the closing of the over-allotment option, pursuant to the Master License Agreement, on May 28, 2015, the Company issued an additional aggregate of 228,105 shares of its common stock to Ligand and Metabasis.

On April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO, the Company granted stock options to purchase an aggregate of 83,144 shares of the Company’s common stock to the non-employee directors of the Company.

Upon the closing of the IPO in May 2015, the Company (1) converted $27,422,872 of accrued license fees as of May 4, 2015 into 3,427,859 shares of the Company’s common stock pursuant to the Master License Agreement; (2) incurred a non-cash interest charge of $4,421,338 at the time of conversion of the accrued license fees, relating to the difference between the carrying amounts of the $24,826,374 of accrued license fees and the fair market value of the shares issued in the IPO; (3) converted $310,350 of the Company’s convertible notes payable plus interest of $24,276 as of May 4, 2015 into 57,046 shares of the Company’s common stock; (4) incurred a beneficial conversion charge of $121,786; and (5) issued an aggregate of 422,879 shares of the Company’s common stock and granted options to purchase an aggregate of 206,000 shares of the Company’s common stock to its employees, directors and a consultant of the Company pursuant to employment agreements, offer letters and a consulting agreement.

On May 20, 2015, and in accordance with the ESPP, the Company issued 282 shares of its common stock to certain employees.

5. Stock-Based Compensation

In connection with the IPO, the 2014 Plan and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were reserved for issuance under the ESPP.

The Company generally uses the straight-line or graded vesting method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. For options with a graded vesting schedule, the Company uses the graded vesting schedule to allocate compensation cost to reporting periods. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

2014 Plan. The 2014 Plan provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan, which number is also the limit on shares of common stock available for awards of incentive stock options. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods for the awards. The Company recognizes stock-based compensation expense related to these awards generally over the service period from the date of grant until the end of the vesting period. The Company has also issued to a member of senior management, restricted stock that vests upon the satisfaction of certain performance conditions. The Company will begin recognizing stock-based compensation expense related to this award when it becomes probable that the performance conditions will be met. At that point, the Company will record a cumulative catchup of the expense from the grant date to the current date, and the Company will then amortize the remainder of the expense over the remaining service period. In addition, the Company issues shares pursuant to the ESPP.

On April 28, 2015, the Company granted stock options to purchase an aggregate of 83,144 shares of the Company’s common stock to the non-employee directors of the Company. These options have an exercise price of $8.00 per share, the price per share paid in the IPO, and will vest in full on the date of the Company’s first annual meeting of stockholders following completion of the IPO, subject to the applicable director’s continuous service through such date.

The Company granted options to purchase an aggregate of 264,750 shares of the Company’s common stock to certain employees of the Company with a weighted average exercise price of $9.15 per share during the six months ended June 30, 2015. The stock options granted by the Company to employees had an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

During the three and six months ended June 30, 2015 and 2014, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Stock options	$351,691	$—	$351,691	$—
Restricted stock and restricted stock units	1,119,818	3,547	1,120,721	4,451

Total stock-based compensation expense included in expenses	$1,471,509	$3,547	$1,472,412	$4,451

Stock-based compensation expense by line item:
Research and development expenses	$501,101	$2,643	$501,101	$2,643
General and administrative expenses	970,408	904	971,311	1,808

Total stock-based compensation expense included in expenses	$1,471,509	$3,547	$1,472,412	$4,451

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2015
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
		(in years)
Type of award:
Stock options	$1,908,129	2.23
Restricted stock and restricted stock units	$3,835,535	3.03

The following table is a summary of restricted shares granted during the six months ended June 30, 2015 and the year ended December 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	2,189,583	$0.003

Granted	1,000,000	$0.17
Vested	(1,170,831)	$0.003
Forfeited	—	$—

Unvested at December 31, 2014	2,018,752	$0.08

Vested at December 31, 2014	3,981,248	$0.003

Granted	462,090	$9.49
Vested	(326,916)	$1.60
Forfeited	—	$—
Repurchased	(3,241,983)	$0.03

Unvested at June 30, 2015	874,439	$3.99

Vested at June 30, 2015	1,784,792	$0.54

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Options outstanding at December 31, 2014	—	$—	—
Granted	347,894	$8.87
Exercised	—	$—
Cancelled	—	$—

Options outstanding at June 30, 2015	347,894	$8.87	9.86

Options vested or expected to vest at June 30, 2015	347,894	$8.87	9.86

Options exercisable at June 30, 2015	51,500	$9.49	9.85

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2015 was $8.87. The options outstanding and exercisable at June 30, 2015 had no intrinsic value in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the six months ended June 30, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2015
Expected volatility	85.2%
Expected term (in years)	6.35
Risk-free interest rate	1.69%
Expected dividend yield	0%

Expected Volatility. The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development to the Company.

Expected Term. The Company elected to utilize the “simplified” method for “plain vanilla” options to value stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Risk-free Interest Rate. The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of the Company’s stock option grants.

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on its historical experience. Groups of employees that have similar historical forfeiture behavior are considered separately for expense recognition.

During the six months ended June 30, 2015, 282 shares of common stock were issued under the ESPP. The Company issues new shares of common stock on each purchase date under the ESPP.

Since the Company had a net operating loss carryforward as of June 30, 2015, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

6. Representative’s Warrant

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase the aggregate of 82,500 shares of the Company’s common stock. The warrant is exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and expiring on April 28, 2020. The representative (or permitted assignees) agreed not to sell, transfer, assign, pledge or hypothecate the warrant or the shares of common stock underlying the warrant, or to engage in any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the warrant or the underlying shares of common stock until October 25, 2015. In addition, the warrant provides for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant will terminate on April 28, 2022.

7. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2015, and events which occurred subsequent to June 30, 2015 but were not recognized in the financial statements. Except as described below, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On July 7, 2015, the Company entered into a Sublease (the “Sublease”) with Fish & Richardson P.C. The Sublease is for approximately 7,049 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Premises”). The Company’s corporate headquarters have been relocated to the Premises.

The Sublease commenced on August 1, 2015 and will expire on September 30, 2018, unless terminated earlier in accordance with the terms of the Sublease. Monthly base rent payments due under the Sublease for the Premises are $19,737, subject to annual increases of 3.0% during the term of the Sublease. The Company is also responsible for certain other costs under the Sublease, including electricity and utility expenses and certain repair and maintenance obligations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. We have exclusive worldwide rights to a portfolio of five drug candidates in clinical trials or preclinical studies, which are based on small molecules licensed from Ligand. Our lead clinical program is VK5211, an orally available drug candidate entering a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. Hip fracture is a common injury among persons aged 60 and older. The acute recovery period post-injury is characterized by significant and rapid declines in bone mineral density, or BMD, and lean body mass, or LBM, which contributes to substantial morbidity and mortality in these patients. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We expect to commence the Phase 2 study of VK5211 in 2015 and to complete the trial in the second half of 2016.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid beta receptor that is entering Phase 2 development for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein (LDL) receptors and increasing mitochondrial fatty acid oxidation. We expect to complete the planned Phase 2 study in 2016.

We are also developing two lead compounds, VK2809 and VK0214, for adrenoleukodystrophy, or ALD, a rare X-linked, inherited, neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. VK2809 and VK0214 are novel selective thyroid hormone receptor beta, or TRß, agonists. The thyroid beta receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary in vitro data suggest that our molecules stimulate ABCD2 expression. We plan to commence further studies in animals in the second half of fiscal year 2015. Pending completion of this work, we expect to initiate clinical studies in 2016.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement, or the Master License Agreement, with Ligand, which we entered into on May 21, 2014 and amended on each of September 6, 2014 and April 8, 2015. A summary of the Master License Agreement, as amended, can be found in the section entitled “Business-Agreements with Ligand—Master License Agreement” of the final prospectus, dated April 28, 2015, that we filed with the Securities and Exchange Commission on April 29, 2015.

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

On May 26, 2015, the underwriters of the IPO exercised their full over-allotment option to purchase an additional 450,000 shares of our common stock. On May 28, 2015, we sold the 450,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $3,312,000, after deducting underwriting discounts and commissions of $288,000, but before deducting other offering costs and expenses.

Although it is difficult to predict our liquidity requirements, based upon our current operating plan, and the proceeds received from the IPO, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months.

As of June 30, 2015, we had an accumulated deficit of $35,717,938. These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates discussed above and the related non-cash interest expense recorded for increases in the deemed fair market value for the license fees payable to Ligand, consulting fees and general and administrative expenses, including planning for the continued clinical development of VK5211, VK2809 and VK0214. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we commence our Phase 2 clinical trials for VK5211 and VK2809 and seek to advance our additional programs.

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

Other Expenses

Other expenses include the change in fair value of the debt conversion feature liability contained in our outstanding convertible promissory notes issued from September 2012 through June 2013, or the Convertible Notes, the Secured Convertible Promissory Note issued to Ligand on May 21, 2014, or the Ligand Note, and the change in fair value at each reporting period of the accrued license fees set up on May 21, 2014, which accounts for non-cash other expense associated with the increase in fair value of the debt conversion feature liability and accrued license fees and interest expense, which consists primarily of interest accrued on the Convertible Notes and the Ligand Note, and non-cash interest related to the amortization of debt discount costs associated with the Convertible Notes and the Ligand Note. With the effectiveness of the IPO in May 2015, the Convertible Notes and related debt conversion feature liability and the accrued license fees were converted to equity and therefore changes in their fair values will no longer be recorded as expenses.

JOBS Act

We are an “emerging growth company” within the meaning of the rules under the Securities Act of 1933, as amended, or the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, as an emerging growth company, we will not be required to provide an auditor’s attestation report on our internal control over financial reporting in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Research and development expenses	$1,100,906	$21,241,640	$(20,140,734)	(94.8)%

During the three months ended June 30, 2015, we incurred minimal research and development expenses as we were primarily focused on our fund raising efforts related to the IPO. Following completion of the IPO, we incurred certain research and development expenses related to moving our clinical and preclinical efforts forward. We incurred research and development expenses of $207,462 related to salaries and benefits, $501,101 related to stock compensation expense, $265,676 related to services provided by certain third party consultants, and $91,212 for certain other third party outside services. During the three months ended June 30, 2014, we recorded $21,169,616 related to the estimated license fee liability payable to Ligand upon entering into the Master License Agreement on May 21, 2014 as research and development expense. In addition, we recorded research and development expenses of $29,742 for salaries and benefits and $21,521 for rent.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
General and administrative expenses	$1,526,008	$513,991	$1,012,017	196.9%

The increase in general and administrative expenses during the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in stock-based compensation expense of $969,504. Upon the closing of the IPO, we issued certain restricted stock awards, some of which were fully vested as of the issuance date, and others of which were partially vested as of the issuance date. In addition, we issued certain stock options and restricted stock units to general and administrative employees for which we are recording the expense on a straight-line basis over the vesting period. The increase in general and administrative expenses during the three months ended June 30, 2015 as compared to the same period in 2014 also reflects a $91,638 increase in payroll expense and $78,051 in additional insurance premiums expense, primarily related to directors and officers insurance, now that we are a publicly traded company.

Other expenses

The following table summarizes our other expenses for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
Other expenses	$5,238,152	$1,027,156	$4,210,996	410.0%

Other expenses increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to the establishment in May 2014 of a license fee liability in accordance with the Master License Agreement entered into with Ligand on May 21, 2014, which requires the license fee liability to be marked to market at each reporting period. The increase in other expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to the recording of an increase in the value of the license fee liability of $4,421,338 during the three months ended June 30, 2015, as compared to an increase in the value of the license fee liability of $959,363 during the three months ended June 30, 2014. In addition, during the three months ended June 30, 2015, there were additional amounts recorded to other expenses related to the Ligand Note. During the three months ended June 30, 2015, we recorded an incremental $186,291 related to the amortization of the Ligand Note discount, $24,618 related to incremental interest expense on the Ligand Note and $487,486 related to the incremental change in fair value of the Ligand Note’s conversion feature.

Comparison of the Six Months Ended June 30, 2015 and 2014

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Research and development expenses	$1,239,875	$21,291,640	$(20,051,765)	(94.2)%

During the six months ended June 30, 2015, we incurred minimal research and development expenses as we were primarily focused on our fund raising efforts related to the IPO. Following completion of the IPO, we incurred certain research and development expenses related to moving our clinical and preclinical efforts forward. We incurred research and development expenses of $289,365 related to salaries and benefits, $501,101 related to stock compensation expense, $270,251 related to services provided by certain third party consultants, and $137,356 for certain other third party outside services. During the six months ended June 30, 2014, we recorded $21,169,616 related to the estimated license fee liability payable to Ligand upon entering into the Master License Agreement on May 21, 2014 as research and development expense. In addition, we recorded research and development expenses of $29,742 for salaries and benefits and $21,521 for rent.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
General and administrative expenses	$1,848,079	$673,729	$1,174,350	174.3%

The increase in general and administrative expenses during the three months ended June 30, 2015 as compared to the same period of 2014 was primarily due to an increase in stock-based compensation expense of $969,504. Upon the closing of the IPO, we issued certain restricted stock awards, some of which were fully vested as of the issuance date, and others of which were partially vested as of the issuance date. In addition, we issued certain stock options and restricted stock units to general and administrative employees for which we are recording the expense on a straight-line basis over the vesting period. The increase in general and administrative expenses during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 also reflects a $195,462 increase in payroll expense and $89,693 in additional insurance premiums expense, primarily related to directors and officers insurance, now that we are a publicly traded company.

Other expenses

The following table summarizes our other expenses for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
Other expenses	$10,488,527	$1,046,360	$9,442,167	902.4%

Other expenses increased during the six months ended June 30, 2015 primarily due to the establishment in May 2014 of a license fee liability in accordance with the Master License Agreement entered into with Ligand on May 21, 2014, which requires the license fee liability to be marked to market at each reporting period. The increase in other expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily due to the recording of an increase in the value of the license fee liability of $8,381,848 during the six months ended June 30, 2015, as compared to an increase in the value of the license fee liability of $959,363 during the six months ended June 30, 2014. In addition, during the six months ended June 30, 2015, there were additional amounts recorded to other expenses related to the Ligand Note. During the six months ended June 30, 2015, we recorded an incremental $352,171 related to the amortization of the Ligand Note discount, $55,868 related to incremental interest expense on the Ligand Note and $566,693 related to the incremental change in fair value of the Ligand Note’s conversion feature.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. Prior to the IPO, we did not have sufficient capital to fund our planned operations without additional financing. In May 2015, we completed the IPO (as discussed below) and now believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months.

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

On May 26, 2015, the underwriters of the IPO exercised their full over-allotment option to purchase an additional 450,000 shares of our common stock at $8.00 per share, less the underwriting discount. On May 28, 2015, we sold the 450,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $3,312,000, after deducting underwriting discounts and commissions of $288,000, but before deducting other offering costs and expenses. Upon the closing of the over-allotment option, pursuant to the Master License Agreement, on May 28, 2015, we issued an additional aggregate of 228,105 shares of our common stock to Ligand and Metabasis.

The following table summarizes our cash flows for the periods indicated below:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash used in operating activities	$(2,031,650)	$(540,635)
Cash used in investing activities	$(12,174,067)	$—
Cash provided by financing activities	$22,947,060	$1,252,496

Cash Used in Operating Activities

During the six months ended June 30, 2015, cash used in operating activities of $2,031,650 primarily reflected our net losses for the period, offset by non-cash charges such as an increase in the fair value of accrued license fees and debt conversion feature liability, amortization of discount charged to interest expense on Convertible Notes and the Ligand Note, stock compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

During the six months ended June 30, 2014, cash used in operating activities of $540,635 primarily reflected our net losses for the period, offset by non-cash charges such as changes in fair value of debt conversion feature liability, amortization of discount charged to interest expense on the Convertible Notes and stock compensation, as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

Cash Used in Investing Activities

During the six months ended June 30, 2015, cash used in investing activities of $12,174,067 resulted from the investment of the proceeds from the IPO.

During the six months ended June 30, 2014, we did not engage in any investing activities.

Cash Provided by Financing Activities

During the six months ended June 30, 2015, cash provided by financing activities of $22,947,060 was primarily due to the net proceeds from the IPO.

During the six months ended June 30, 2014, cash provided by financing activities of $1,252,496 was primarily due to proceeds from our issuance and sale of a convertible note payable.

Future Funding Requirements

Based upon our current operating plan, and with the offering proceeds received in May 2015 from the IPO, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future drug candidates;

•	the number and characteristics of the drug candidates we seek to develop or commercialize;

•	the costs of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates;

•	the costs of commercialization activities if any of our current or future drug candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we had cash and cash equivalents and investments totaling $21,659,451, consisting of bank deposits, money market funds, certificates of deposit and corporate debt securities. These balances are not subject to significant interest rate risk and the carrying value of our cash and cash equivalents and investments approximated their fair value. Our investment policy requires investments to be of high credit quality, primarily rated P-1 by Moody’s, A-1 by Standard & Poor’s or F1 by Fitch for short-term investments, A2 by Moody’s, A by Standard & Poor’s or A by Fitch for long-term investments and AAA-rated by Moody’s, Standard & Poor’s or Fitch for money market fund investments, with the objective of minimizing the potential risk of principal loss. Short-term investments generally have an effective maturity of less than one year and are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). As stated in our investment policy, we seek to preserve principal and ensure security of capital through the management of credit quality, market rate and maturity and interest rate risks. Because of the short weighted average maturity of our investment portfolio at June 30, 2015, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates. If hypothetical market interest rates increased by 100 basis points, we may incur $78,000 of unrealized loss. If hypothetical market interest rates decreased by 100 basis points, we may incur $78,000 of unrealized gain.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning and preparing for preclinical studies and clinical trials of our drug candidates, including VK5211, which has completed Phase 1 clinical development, VK2809, VK0214 and VK0612, which is currently in Phase 2 clinical development, and the EPOR and DGAT-1 programs, which are currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the six months ended June 30, 2015 and 2014 was $13,576,481 and $23,011,729, respectively. As of June 30, 2015, we had an accumulated deficit of $35,717,938. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We are a clinical-stage company, and the development and commercialization of our drug candidates is uncertain and expected to require substantial expenditures. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2013 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern. In addition, the audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2014 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2014 to cover our operating and capital requirements for the next 12 months; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Prior to the IPO, we did not have sufficient capital to fund our planned operations without additional financing. However, as of June 30, 2015, based upon our current operating plan, and the proceeds received from the IPO in May 2015, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months.

Even after giving effect to our receipt of the net proceeds from the completion of our initial public offering in May 2015, we expect we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2015, we had cash and cash equivalents and investments totaling $21,659,451.

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

In the U.S., there are currently no marketed therapies for the treatment of adrenoleukodystrophy. Hematopoietic stem cell therapy has been used to treat the most severe form of adrenoleukodystrophy, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of adrenoleukodystrophy, adrenomyeloneuropathy, or AMN. High- dose biotin is under investigation for treatment of AMN. There are several experimental therapies that are in various stages of clinical development for adrenoleukodystrophy by companies, including MedDay Pharmaceuticals and bluebird bio, Inc.

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

We currently have ten full-time employees, one part-time employee and a small number of consultants, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have intellectual property rights to develop our drug candidates through licenses from Ligand. As of June 30, 2015, we did not own any patents or have any patent applications pending. Because many of our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Under the terms of the Master License Agreement, we may be obligated to pay Ligand up to an aggregate of approximately $1.54 billion in development, regulatory and sales milestones. We will also be required to pay Ligand single-digit royalties on future worldwide net product sales. These royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize.

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

As of August 10, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates and family members beneficially own 75.4% of our common stock. Therefore, our executive officers, directors, 5% or greater stockholders and their affiliates and family members have the ability to influence us through this ownership position.

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

As of August 10, 2015, Ligand and its affiliates beneficially own approximately 48.9% of our outstanding common stock. In addition to the above ownership, Ligand may elect to convert the amounts outstanding under that certain Secured Convertible Promissory Note held by Ligand, or the Ligand Note, upon the earlier of (1) the consummation of a bona fide capital financing transaction or series of financing transactions with one or more financial non-strategic investors with aggregate net proceeds to us of at least $20,000,000 and pursuant to which we issue shares of our equity securities, (2) the consummation of a firmly underwritten public offering pursuant to the Securities Act of 1933, as amended, or the Securities Act, on Form S-1 or Form S-3, or any successor forms, and (3) May 4, 2016 (the one year anniversary of the closing of our initial public offering). Upon the occurrence of such an event, Ligand will have the option to convert the amounts outstanding under the Ligand Note into shares of our common stock and receive an additional 655,277 shares of our common stock upon conversion of the Ligand Note based on $2,621,111 of principal and interest outstanding under the Ligand Note as of June 30, 2015. Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Unregistered Sales of Equity Securities

None.

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds have been invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments are in accordance with our investment policy. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2015:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	—		—	—	—
May 1, 2015 – May 31, 2015	44,093	(1)	$9.49	—	—
June 1, 2015 – June 30, 2015	—		—	—	—
Total	44,093		$9.49	—	—

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: August 14, 2015	By:	/ S / BRIAN LIAN, PH.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2015	By:	/ S / MICHAEL MORNEAU
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (previously filed on July 1, 2014 as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197182) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed on July 1, 2014 as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197182) and incorporated herein by reference).

4.1	Form of Common Stock Certificate (previously filed on July 1, 2014 as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197182) and incorporated herein by reference).

10.1#	Amended and Restated Stock Repurchase Agreement, dated April 28, 2015, by and among Viking Therapeutics, Inc., Brian Lian, Ph.D., Michael Dinerman, M.D., Isabelle Dinerman and Rochelle Hanley, M.D. (previously filed on June 12, 2015 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference).

10.2#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D. (previously filed on June 12, 2015 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference).

10.3#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Michael Dinerman, M.D. (previously filed on June 12, 2015 as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference).

10.4#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D. (previously filed on June 12, 2015 as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference).

10.5#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D. (previously filed on June 12, 2015 as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and June 30, 2014 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).

*	Filed herewith.
#	Indicates compensatory plan or arrangement.