Form 10-Q
period 2015-09-30
Viking Therapeutics, Inc.
filed 2015-11-05
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of November 2, 2015
Common stock, $0.00001 par value	9,678,312

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,140,115	$755,857
Short-term investments – available for sale	15,349,507	—
Prepaid expenses and other current assets	1,442,629	17,827
Total current assets	18,932,251	773,684
Deferred IPO financing costs	—	2,268,675
Other assets	80,000	775
Total assets	$19,012,251	$3,043,134
Liabilities, convertible notes and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$401,672	$1,830,724
Accrued license fees	—	19,865,863
Other accrued liabilities	1,103,432	380,257
Accrued interest	152,361	77,222
Convertible notes payable, current portion (net of discount of $588,976 and $6,076 at September 30, 2015 and December 31, 2014, respectively)	1,911,024	304,274
Debt conversion feature liability	2,154,062	58,742
Total current liabilities	5,722,551	22,517,082
Convertible notes payable (net of discount of $0 and $1,235,886 at September 30, 2015 and December 31, 2014, respectively)	—	1,264,114
Debt conversion feature liability	—	1,390,469
Deferred rent	19,149	—
Total long-term liabilities	19,149	2,654,583
Total liabilities	5,741,700	25,171,665
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2015 and 25,000,000 shares authorized at December 31, 2014; 9,783,312 shares issued and outstanding at September 30, 2015 and 6,000,000 shares issued and outstanding at December 31, 2014	98	60
Additional paid-in capital	53,729,783	12,866
Accumulated deficit	(40,454,482)	(22,141,457)
Accumulated other comprehensive loss	(4,848)	—
Total stockholders’ equity (deficit)	13,270,551	(22,128,531)
Total liabilities and stockholders’ equity (deficit)	$19,012,251	$3,043,134

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,507,553	788,646	3,747,428	22,080,286
General and administrative	1,780,668	360,403	3,628,747	1,034,132
Total operating expenses	4,288,221	1,149,049	7,376,175	23,114,418
Loss from operations	(4,288,221)	(1,149,049)	(7,376,175)	(23,114,418)
Other income (expense):
Change in fair value of accrued license fees	—	695,251	(9,381,848)	(264,112)
Change in fair value of debt conversion feature liability	(197,496)	413,703	(826,637)	405,782
Amortization of debt discount	(240,515)	(196,669)	(652,986)	(263,651)
Interest expense, net	(10,312)	(25,037)	(75,379)	(37,131)
Total other income (expense)	(448,323)	887,248	(10,936,850)	(159,112)
Net loss	(4,736,544)	(261,801)	(18,313,025)	(23,273,530)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	7,613	—	(4,848)	—
Comprehensive loss	$(4,728,931)	$(261,801)	$(18,317,873)	$(23,273,530)
Basic and diluted net loss per share	$(0.53)	$(0.06)	$(2.69)	$(5.84)
Weighted-average shares used to compute basic and diluted net loss per share	8,947,480	4,518,439	6,802,169	3,982,147

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(18,313,025)	$(23,273,530)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	652,986	263,651
Amortization of investment premiums	67,692	—
Change in fair value of accrued license fees	9,381,848	264,112
Change in fair value of debt conversion feature liability	826,637	(405,782)
Stock-based compensation	2,074,004	5,355
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,504,027)	(16,781)
Accounts payable	137,286	84,727
Accrued license fees	—	21,687,576
Accrued expenses	1,244,495	240,215
Net cash used in operating activities	(5,432,104)	(1,150,457)
Cash flows from investing activities
Purchases of investments	(16,033,042)	—
Proceeds from sales and maturities of investments	607,000	—
Net cash used in investing activities	(15,426,042)	—
Cash flows from financing activities
Net proceeds from issuances of common stock	25,392,500	—
Public offering costs	(2,733,798)	(234,745)
Value of shares withheld related to employee tax withholding	(418,412)	—
Repurchases of common stock	(38)	(2)
Proceeds from convertible notes payable	—	2,000,000
Proceeds from stock issuance under employee stock purchase plan	2,152	—
Net cash provided by financing activities	22,242,404	1,765,253
Net increase in cash and cash equivalents	1,384,258	614,796
Cash and cash equivalents beginning of period	755,857	179,619
Cash and cash equivalents end of period	$2,140,115	$794,415
Supplemental disclosure of non-cash investing and financing transactions
Shares issued in lieu of license fee	$29,247,711	$—
Unpaid deferred IPO costs	$—	$1,895,950
Conversion of notes payable	$456,412	$—
Issuance of common stock to consultant	$28,760	$—

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of September 30, 2015, statements of operations for the three and nine months ended September 30, 2015 and 2014 and statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the final prospectus filed by the Company with the SEC on April 29, 2015 relating to the Company’s initial public offering (the “IPO”). The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 1, “Organization, Liquidity and Management’s Plan, and Summary of Significant Accounting Policies” of the financial statements in the final prospectus filed by the Company with the SEC on April 29, 2015 relating to the IPO. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2015 that had a material effect on its condensed financial statements.

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

Liquidity and Management’s Plan

In May 2015, the Company completed the IPO, issuing 3,450,000 shares of its common stock and raising $25,392,500 in net proceeds, including the full exercise of the over-allotment option, and after deducting underwriting discounts, commissions and a non-accountable expense in an aggregate amount of $2,207,500, but before deducting other offering costs and expenses. These additional funds raised in May 2015 alleviate any doubt in regards to the Company’s ability to continue as a going concern over the next 12 months. (See Note 4 regarding proceeds from the IPO received in May 2015.)

Deferred IPO Financing Costs

Deferred IPO financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the IPO were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds. Through September 30, 2015, $3,066,136 of offering costs were recorded as a reduction of the proceeds received.

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company may enter into collaborative research and licensing agreements, under which the Company could be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and royalties.

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

The Company’s historical research and development expenses primarily related to obtaining the option to license compounds and related intellectual property rights from Ligand Pharmaceuticals Incorporated (“Ligand”). In May 2014, the Company entered into a master license agreement with Ligand, as amended (the “Master License Agreement”), pursuant to which it acquired certain rights to a number of research and development programs from Ligand. In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development were expensed as incurred in the Company’s statement of operations.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred to general and administrative expense, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company generally uses the straight-line or graded vesting method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. For options with a graded vesting schedule, the Company uses the graded vesting schedule to allocate compensation cost to reporting periods. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.  For restricted stock and restricted stock unit awards, the Company generally uses the straight-line or graded vesting method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards.

Prior to the IPO, the Company accounted for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated award date fair values, which estimates were highly complex and subjective in nature. The Company used the straight-line or graded vesting method to allocate compensation cost to reporting periods over each restricted award’s requisite service period, which was generally the vesting period, and estimated the fair value of restricted stock-based awards to employees and consultants using a Monte Carlo market approach simulation method and performed an allocation of value to common stock based on the estimated time to a liquidity event. In addition, the Company accounted for performance-based restricted stock awards to employees by determining the fair value of the restricted stock award at the date of issuance by using the Probability Weighted Expected Return Method (“PWERM”) and then assessing at each balance sheet date the probability of the performance criteria being met. If the probability of achieving the criteria was deemed less-than-probable, then no expense was recorded. At the point where the criteria are deemed probable of being met, then the Company will then begin recording stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(4,736,544)	$(261,801)	$(18,313,025)	$(23,273,530)
Denominator
Weighted-average common shares outstanding	9,783,312	6,000,000	8,120,639	5,813,187
Less: Weighted-average shares subject to repurchase	(835,832)	(1,481,561)	(1,318,470)	(1,831,040)
Denominator for basic and diluted net loss per share	8,947,480	4,518,439	6,802,169	3,982,147
Basic and diluted net loss per share	$(0.53)	$(0.06)	$(2.69)	$(5.84)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three and Nine Months Ended September 30,
	2015	2014
Common stock warrants	82,500	—
Restricted stock units	84,000	—
Common stock subject to repurchase	772,963	2,295,833
Common stock options	410,144	—
Shares issued upon conversion of debt	663,090	—
	2,012,697	2,295,833

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company did not have any investments classified as available-for-sale as of December 31, 2014. Investments classified as available-for-sale at September 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Money market funds (2)	1,269,047	—	—	1,269,047
Certificates of deposit (3)	7,089,727	—	—	7,089,727
Corporate debt securities (4)	8,264,628	975	(5,823)	8,259,780
	$16,623,402	$975	$(5,823)	$16,618,554

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2015, there were 12 securities in an unrealized loss position. These unrealized losses were less than $2,000 individually and $6,000 in the aggregate. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	All money market funds are classified as cash equivalents.
(3)

At September 30, 2015, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $249,348 of these securities were scheduled to mature outside of one year.

(4)	At September 30, 2015, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $0 of these securities were scheduled to mature outside of one year.

There were no sales of available-for-sale securities during either the three or nine months ended September 30, 2015.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2015, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities.

As of September 30, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations. The Company’s financial liabilities that were subject to fair value measurements consist of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs. The fair value of the debt conversion feature - current liability at December 31, 2014 required management to make assumptions about the probability of the occurrence of a capital stock issuance by the Company resulting in net proceeds of at least $5,000,000 and the related convertible notes being converted based on the applicable conversion terms.  The fair value of the debt conversion feature – current liability as of September 30, 2015 required management to make a fair value estimate based on assumed timing of conversion and an assumed annual discount rate.  Alternate probabilities would have resulted in increases or decreases in the fair value of the debt conversion feature liabilities:

		Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$1,269,047	$1,269,047	$—	$—
Short-term investments
Certificates of deposit	7,089,727	7,089,727	—	—
Corporate debt securities, available-for-sale	8,259,780	—	8,259,780	—
Total financial assets	$16,618,554	$8,358,773	$8,259,780	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$2,154,062	$—	$—	$2,154,062
Total financial liabilities	$2,154,062	$—	$—	$2,154,062

		Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Financial liabilities carried at fair value:
Accrued license fees	$19,865,863	$—	$—	$19,865,863
Debt conversion feature – current	58,742	—	—	58,742
Debt conversion feature – long-term	1,390,469	—	—	1,390,469
Total financial liabilities	$21,315,074	$—	$—	$21,315,074

The table below presents a summary of changes in the Company’s accrued license fee and debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accrued license fees:
Beginning balance	$—	$22,128,979	$19,865,863	$—
Additions	—	517,960	—	21,687,576
Adjustments resulting from changes in fair value recognized in earnings	—	(695,251)	9,381,848	264,112
Issuance of shares of common stock	—	—	(29,247,711)	—
Ending balance	$—	$21,951,688	$—	$21,951,688
Debt conversion feature:
Beginning balance	$1,956,566	$1,063,543	$1,449,211	$71,655
Additions	—	508,105	—	1,492,072
Adjustments resulting from changes in fair value recognized in earnings	197,496	(413,703)	826,637	(405,782)
Issuance of shares of common stock	—	—	(121,786)	—
Ending balance	$2,154,062	$1,157,945	$2,154,062	$1,157,945

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant Unobservable Input	Range
	Assets	Liabilities	Valuation Technique(s)
Accrued license fees:
December 31, 2014	$—	$19,865,863	Probability weighted expected return model	Probability weightings assigned to each scenario	30% to 40%
				Time assumptions to liquidation events	4/30/2015- 3/31/2017
				Discount rates	12% to 60%
Debt conversion feature liability
September 30, 2015	$—	$2,154,062	Discounted cash flow model	Timing of the events	5/21/2016
				Probabilities of Occurrence	100%
				Discount rate	37.5%
December 31, 2014	$—	$1,449,211	Discounted cash flow model	Timing of the events	3/31/2015 to 6/30/2015
				Probabilities of Occurrence	30% to 40%
				Discount rate	37.5%

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

The Company determined that the issuance in February 2014 had a deemed fair value lower than the reassessed fair value of the common stock on the date of issuance based upon the PWERM. Since the stock issuance to the founder is tied to certain performance criteria, the Company reviewed the probability of achieving such criteria at February 20, 2014, September 30, 2014 and September 30, 2015 and determined that it was not probable that the criteria would be met. Therefore, no compensation expense has been recorded for this issuance through September 30, 2015. The Company will continue to reassess at each reporting period whether it is probable that either of the two performance criteria will be met, and if and when either are deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance criteria will actually be met. The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,566.

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

On May 20, 2015, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued 282 shares of its common stock to certain employees.

As of September 30, 2015, the Company had 9,783,312 shares issued and outstanding.

5. Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were reserved for issuance under the ESPP.

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

During the three and nine months ended September 30, 2015 and 2014, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Stock options	$373,881	$—	$725,572	$—
Restricted stock and restricted stock units	227,712	904	1,348,432	5,355
Total stock-based compensation expense included in expenses	$601,593	$904	$2,074,004	$5,355
Stock-based compensation expense by line item:
Research and development expenses	$164,125	$—	$665,226	$2,643
General and administrative expenses	437,468	904	1,408,778	2,712
Total stock-based compensation expense included in expenses	$601,593	$904	$2,074,004	$5,355

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2015
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
		(in years)
Type of award:
Stock options	$2,023,067	2.80
Restricted stock and restricted stock units	$2,731,371	2.85

The following table is a summary of restricted shares granted during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	2,189,583	$0.003
Granted	1,000,000	$0.17
Vested	(1,170,831)	$0.003
Forfeited	—	$—
Unvested at December 31, 2014	2,018,752	$0.08
Granted	462,090	$9.49
Vested	(702,165)	$1.37
Forfeited	—	$—
Repurchased	(1,005,714)	$0.03
Unvested at September 30, 2015	772,963	$4.45

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Options outstanding at December 31, 2014	—	$—	—
Granted	443,894	$8.49	—
Exercised	—	$—	—
Cancelled	(33,750)	$9.49	—
Options outstanding at September 30, 2015	410,144	$8.41	9.66
Options exercisable at September 30, 2015	51,500	$9.49	9.60

During the nine months ended September 30, 2015, the Company issued an aggregate of 84,000 restricted stock units to certain employees of the Company.  There were no restricted stock units issued during the nine months ended September 30, 2014.

On October 1, 2015, 105,000 shares of restricted stock were forfeited.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2015 was $6.25. The options outstanding and exercisable at September 30, 2015 had no intrinsic value in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant during the nine months ended September 30, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2015
Expected volatility	85.2%
Expected term (in years)	6.49
Risk-free interest rate	1.81%
Expected dividend yield	0%

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

During the nine months ended September 30, 2015, 282 shares of common stock were issued under the ESPP. The Company issues new shares of common stock on each purchase date under the ESPP.

Since the Company had a net operating loss carryforward as of September 30, 2015, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

6. Representative’s Warrant

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase an aggregate of 82,500 shares of the Company’s common stock. The warrant is exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and expiring on April 28, 2020. The representative (or permitted assignees) agreed not to sell, transfer, assign, pledge or hypothecate the warrant or the shares of common stock underlying the warrant, or to engage in any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the warrant or the underlying shares of common stock until October 25, 2015. In addition, the warrant provides for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant will terminate on April 28, 2022.

7. Commitments and Contingencies

On July 7, 2015, the Company entered into a Sublease (the “Sublease”) for approximately 7,049 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Premises”).

Under the Sublease, the Company is responsible for certain charges for common area maintenance and other costs pursuant to the Sublease, and the Sublease provides for abatement of rent during certain periods and escalating rent payments throughout the term of the Sublease. Rent expense is being recorded on straight line basis over the life of the Sublease and the difference between the rent expense and rent paid is being recorded as deferred rent.

Future minimum payments pursuant to the Sublease are as follows:

Year Ending December 31:
2015 (Three months remaining)	$39,474
2016	199,740
2017	247,611
2018	190,337
Total minimum lease payments	$677,162

8. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2015, and events which occurred subsequent to September 30, 2015 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include estimates of our expenses, future revenue, capital requirements and our needs for additional financing; statements regarding our ability to develop, acquire and advance drug candidates into, and successfully complete, clinical trials and preclinical studies; statements concerning new product candidates; risks and uncertainties associated with our research and development activities, including our clinical trials and preclinical studies; our expectations regarding the potential market size and the size of the patient populations for our drug candidates, if approved for commercial use, and our ability to serve such markets; statements regarding our ability to maintain and establish collaborations or obtain additional funding; statements regarding developments and projections relating to our competitors and our industry and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. We have exclusive worldwide rights to a portfolio of five drug candidates in clinical trials or preclinical studies, which are based on small molecules licensed from Ligand. Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. Hip fracture is a common injury among persons aged 60 and older. The acute recovery period post-injury is characterized by significant and rapid declines in bone mineral density, or BMD, and lean body mass, or LBM, which contributes to substantial morbidity and mortality in these patients. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is designed to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We commenced the Phase 2 study of VK5211 in October 2015 and expect to complete the trial in the second half of 2016.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid beta receptor that is entering Phase 2 development for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein (LDL) receptors and increasing mitochondrial fatty acid oxidation. We expect to commence the Phase 2 study of VK2809 in the fourth quarter of 2015 and to complete the trial in the second half of 2016.

We are also developing two lead compounds, VK2809 and VK0214, for adrenoleukodystrophy, or ALD, a rare X-linked, inherited, neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. VK2809 and VK0214 are novel selective thyroid hormone receptor beta, or TRß, agonists. The thyroid beta receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary in vitro data suggest that our molecules stimulate ABCD2 expression. We plan to commence further studies in animals during the fourth quarter of 2015. Pending completion of this work, we expect to file an Investigational New Drug application (“IND”) in 2016.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement, or the Master License Agreement, with Ligand, which we entered into on May 21, 2014 and amended on each of September 6, 2014 and April 8, 2015. A summary of the Master License Agreement, as amended, can be found in the section entitled “Business—Agreements with Ligand—Master License Agreement” of the final prospectus relating to the IPO, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

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

As of September 30, 2015, we had an accumulated deficit of $40,454,482. Since our inception, we have incurred losses and negative cash flows from operations and have not generated any revenues. These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates discussed above and the related non-cash interest expense recorded for increases in the deemed fair market value for the license fees payable to Ligand, research and development expenses related to the clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, such drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

We had limited operating expenses related to research and development activities through May 2014. In May 2014, we acquired certain rights to a number of research and development programs from Ligand and charged $21,687,576 to research and development expense during the year ended December 31, 2014 as a cost of acquiring these assets. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, and will include:

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
•

facilities, depreciation and other allocated expenses, which will include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies.

We expense all research and development costs as incurred.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses as we continue and commence our Phase 2 clinical trials for VK5211 and VK2809, respectively, and seek to advance our additional programs.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to the fair value of the debt conversion liability, preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 and 3 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Research and development expenses	$2,507,553	$788,646	$1,718,907	218.0%

The increase in research and development expenses during the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increases in expenses of $955,542 related to clinical manufacturing for our drug candidates, $489,707 related to salaries and benefits, $470,217 related to clinical trial activity for our VK5211 and VK2809 programs, $164,125 related to stock compensation expense and $125,985 related to services provided by certain third party consultants.  These increases were offset by a decrease in license fees of $517,960 that were recorded during the three months ended September 30, 2014 related to the estimated license fee liability payable to Ligand under the Master License Agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
General and administrative expenses	$1,780,668	$360,403	$1,420,265	394.1%

The increase in general and administrative expenses during the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase in stock-based compensation expense of $436,564, increased expenses of $619,028 related to salaries and benefits, $117,493 in additional insurance premiums expense and an increase of $141,272 in legal and other expenses associated with being a public company.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
Other income (expense)	$(448,323)	$887,248	$(1,335,571)	-150.5%

Other income (expense) recognized during the three months ended September 30, 2015 consisted primarily of an expense of $240,515 related to the amortization of the Ligand Note discount and expense of $197,496 related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the three months ended September 30, 2014 consisted primarily of income of $391,639 related to the change in fair value of the Ligand Note’s conversion feature and income of $695,251 related to the change in fair value of the license fee liability in accordance with the Master License Agreement, which requires the license fee liability to be marked to market at each reporting period. This income was offset by expense of $190,282 related to the amortization of the Ligand Note discount.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Research and development expenses	$3,747,428	$22,080,286	$(18,332,858)	(83.0)%

The decrease in research and development expenses during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a decrease in license fees of $21,687,576.  These fees were recorded during the nine months ended September 30, 2014 related to the estimated license fee liability payable to Ligand under the Master License Agreement.  This decrease was offset by increases in research and development expenses of $1,061,764 related to clinical manufacturing for our drug candidates, $750,209 related to salaries and benefits, $662,584 related to stock compensation expense, $470,217 related to clinical trial activity for our VK5211 and VK2809 programs, and $321,041 related to services provided by certain third party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
General and administrative expenses	$3,628,747	$1,034,132	$2,594,615	250.9%

The increase in general and administrative expenses during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increases in stock-based compensation expense of $1,406,066, increased expenses of $832,986 related to salaries and benefits, $207,186 in additional insurance premiums expense and an increase of $59,409 in consulting and other expenses associated with being a public company.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
Other income (expense)	$(10,936,850)	$(159,112)	$(10,777,738)	(6773.7)%

Other income (expense) increased during the nine months ended September 30, 2015 primarily due to the establishment in May 2014 of a license fee liability in accordance with the Master License Agreement, which required the license fee liability to be marked to market at each reporting period. The increase in other income (expense) for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to the recording of an increase in the value of the license fee liability of $9,381,848 during the nine months ended September 30, 2015, as compared to an increase in the value of the license fee liability of $264,112 during the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2015, we recorded additional amounts to other expenses related to the Ligand Note, including an incremental expense of $402,404 related to the amortization of the Ligand Note discount and an expense of $1,155,828 related to the incremental change in fair value of the Ligand Note’s conversion feature.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. Prior to the IPO, we did not have sufficient capital to fund our planned operations without additional financing. In May 2015, we completed the IPO (as discussed below) and believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months.

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

The following table summarizes our cash flows for the periods indicated below:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash used in operating activities	$(5,432,104)	$(1,150,457)
Cash used in investing activities	$(15,426,042)	$—
Cash provided by financing activities	$22,242,404	$1,765,253

Cash Used in Operating Activities

During the nine months ended September 30, 2015, cash used in operating activities of $5,432,104 primarily reflected our net losses for the period, offset by non-cash charges such as an increase in the fair value of accrued license fees and debt conversion feature liability, amortization of discount charged to interest expense on the Convertible Notes and the Ligand Note, stock compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

During the nine months ended September 30, 2014, cash used in operating activities of $1,150,457 primarily reflected our net losses for the period, offset by non-cash charges such as changes in fair value of debt conversion feature liability, amortization of discount charged to interest expense on the Convertible Notes and stock compensation, as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

Cash Used in Investing Activities

During the nine months ended September 30, 2015, cash used in investing activities of $15,426,042 resulted from the investment of the proceeds from the IPO into short term investments which are available for sale.

During the nine months ended September 30, 2014, we did not engage in any investing activities.

Cash Provided by Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activities of $22,242,404 was primarily due to the net proceeds from the IPO.

During the nine months ended September 30, 2014, cash provided by financing activities of $1,765,253 was primarily due to proceeds from our issuance and sale of a convertible note payable.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future drug candidates;
•	the number and characteristics of the drug candidates we seek to develop or commercialize;
•	the costs of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates;
•	the costs of commercialization activities if any of our current or future drug candidates are approved for sale, including marketing, sales and distribution costs;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we had cash and cash equivalents and investments totaling $17,489,622, consisting of bank deposits, money market funds, certificates of deposit and corporate debt securities. These balances are not subject to significant interest rate risk and the carrying value of our cash and cash equivalents and investments approximated their fair value. Our investment policy requires investments to be of high credit quality, primarily rated P-1 by Moody’s, A-1 by Standard & Poor’s or F1 by Fitch for short-term investments, A2 by Moody’s, A by Standard & Poor’s or A by Fitch for long-term investments and AAA-rated by Moody’s, Standard & Poor’s or Fitch for money market fund investments, with the objective of minimizing the potential risk of principal loss. Short-term investments generally have an effective maturity of less than one year and are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). As stated in our investment policy, we seek to preserve principal and ensure security of capital through the management of credit quality, market rate and maturity and interest rate risks. Because of the short weighted average maturity of our investment portfolio at September 30, 2015, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates. If hypothetical market interest rates increased by 100 basis points, we may incur $83,000 of unrealized loss. If hypothetical market interest rates decreased by 100 basis points, we may incur $83,000 of unrealized gain.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2809, which has completed Phase 1 clinical development and VK0214 and the EPOR and DGAT-1 programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the nine months ended September 30, 2015 and 2014 was $18,313,025 and $23,273,530, respectively. As of September 30, 2015, we had an accumulated deficit of $40,454,482. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

We are substantially dependent on technologies we licensed from Ligand, and if we lose the license to such technologies or the Master License Agreement is terminated for any reason, our ability to develop existing and new drug candidates would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK5211, VK2809, VK0214, VK0612 and our earlier-stage assets, the EPOR and DGAT-1 programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement.  We recently completed a Phase 1 clinical trial and initiated a Phase 2 clinical trial for VK5211. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

We are a clinical-stage company, and the development and commercialization of our drug candidates is uncertain and expected to require substantial expenditures. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2013 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern. In addition, the audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2014 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2014 to cover our operating and capital requirements for the next 12 months; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Prior to the IPO, we did not have sufficient capital to fund our planned operations without additional financing. However, as of September 30, 2015, based upon our current operating plan, and the proceeds received from the IPO in May 2015, we believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months.

Even after giving effect to our receipt of the net proceeds from the completion of our initial public offering in May 2015, we expect we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2015, we had cash and cash equivalents and investments totaling $17,489,622.

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

VK2809

The key competitive factors affecting the success of VK2809, if approved, are likely to be efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

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

In addition to the therapies being developed for the treatment of adrenoleukodystrophy, there are many therapies currently available and numerous others being developed for the treatment of hypercholesterolemia and dyslipidemia.  Generic statin therapies such as atorvastatin are widely prescribed for the initial treatment of hypercholesterolemia. Cholesterol absorption inhibitors such as Merck & Co., Inc.’s Zetia (ezetimibe), generic bile acid sequestrants such as coleselevam and generic fibrates such as fenofibrate are also prescribed for the treatment of hypercholesterolemia. Various combinations of these therapies are often prescribed for patients suffering from dyslipidemia. In addition, recently-approved antibody therapies targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene are expected to be prescribed for patients whose low-density lipoprotein (LDL) remains elevated despite treatment with existing cholesterol-lowering agents. While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of several development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT550 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., simtuzumab from Gilead Sciences, Inc., and emricisan from Conatus Pharmaceuticals Inc.

VK0214

The key competitive factors affecting the success of VK0214, if approved, are likely to be efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

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

In the U.S., there are a variety of currently marketed oral type 2 diabetes therapies, including metformin (generic), pioglitazone (generic), glimepiride (generic), sitagliptin (Merck & Co., Inc.) and canagliflozin (Johnson & Johnson). These therapies are well-

established and are widely accepted by physicians, patients, caregivers and third-party payors as the standard of care for the treatment of type 2 diabetes. Physicians, patients and third-party payors may not accept the addition of VK0612 to their current treatment regimens for a variety of potential reasons, including:

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

Preclinical Programs Focused on EPOR Agonists and DGAT-1 Inhibitors

If any of our preclinical programs are ultimately determined safe and effective and approved for marketing, they may compete for market share with established therapies from a number of competitors, including large biopharmaceutical companies. Many therapies are currently available and numerous others are being developed for the treatment of anemia and obesity. Any products that we may develop from our preclinical programs may not be able to compete effectively with existing or future therapies.

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

In addition, any adverse developments affecting manufacturing operations for our drug candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our drug candidates. We also may need to take inventory write-offs and incur other charges and expenses for drug candidates that fail to meet specifications, undertake costly remediation efforts, or seek costlier manufacturing alternatives.

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

If we are unable to develop our own commercial organization or enter into agreements with third parties to sell and market our drug candidates, we may be unable to generate significant revenues.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have nine full-time employees, one part-time employee and a small number of consultants, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

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

We currently maintain product liability insurance; however, there can be no assurance that we will be able to continue to maintain such insurance, and we may be unable to obtain replacement product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We currently have intellectual property rights to develop our drug candidates through licenses from Ligand. As of September 30, 2015, we did not own any patents or have any patent applications pending. Because many of our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, we in-license seven patents in the U.S. and several other patents in certain foreign jurisdictions. For each of VK2809 and VK0214, we in-license a patent in the U.S. and, for VK2809, additional patents in certain foreign jurisdictions. For

VK0612, we in-license two patents in the U.S. and several other patents in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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
•

we do not at this time license or own a granted European patent or national phase patents in any European jurisdictions that would prevent generic entry into the European market for our primary drug candidates, VK5211 and VK2809;

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and included a number of significant changes to U.S. patent law. These included changes in the way patent applications will be prosecuted, including a transition to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, and may also affect patent litigation. Under a “first-to-file” system, a third party that files a patent application with the U.S. Patent and Trademark Office, or the USPTO, before us could be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the “first-to-file” provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that still require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on our business, the cost of prosecuting our licensed and future patent applications, our ability to obtain patents based on our licensed and future patent applications and our ability to enforce or defend our licensed or future issued patents. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in filing an NDA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
•	adverse results or delays in clinical trials, if any;
•	significant lawsuits, including patent or stockholder litigation;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our drug candidates;
•	changes in laws or regulations applicable to our drug candidates;
•	inability to obtain adequate product supply for our drug candidates, or the inability to do so at acceptable prices;
•	unanticipated serious safety concerns related to any of our drug candidates;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed drug development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
•	additions or departures of key scientific or management personnel;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity market;
•	sales of our common stock by us or our stockholders, including Ligand, in the future; and
•	trading volume of our common stock.

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

Our shares of common stock began trading on the Nasdaq Capital Market on April 29, 2015. If no active trading market for our common stock develops or is sustained, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future, or impair our ability to acquire or in-license other drug candidates, businesses or technologies using our shares as consideration.

Our management owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of November 2, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates and family members beneficially own 74.07% of our common stock. Therefore, our executive officers, directors, 5% or greater stockholders and their affiliates and family members have the ability to influence us through this ownership position.

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

As of November 2, 2015, Ligand and its affiliates beneficially own approximately 49.4% of our outstanding common stock. In addition to the above ownership, Ligand may elect to convert the amounts outstanding under that certain Secured Convertible Promissory Note held by Ligand, or the Ligand Note, upon the earlier of (1) the consummation of a bona fide capital financing transaction or series of financing transactions with one or more financial non-strategic investors with aggregate net proceeds to us of at least $20,000,000 and pursuant to which we issue shares of our equity securities, (2) the consummation of a firmly underwritten public offering pursuant to the Securities Act of 1933, as amended, or the Securities Act, on Form S-1 or Form S-3, or any successor forms, and (3) May 4, 2016 (the one year anniversary of the closing of our initial public offering). Upon the occurrence of such an event, Ligand will have the option to convert the amounts outstanding under the Ligand Note into shares of our common stock and receive an additional 663,090 shares of our common stock upon conversion of the Ligand Note based on $2,652,361 of principal and interest outstanding under the Ligand Note as of September 30, 2015. Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Ligand is subject to a lock-up agreement with the underwriters of our initial public offering that restricts its ability to transfer shares of our common stock until January 23, 2016, except with respect to the Ligand Note and the shares issuable to Ligand under the Ligand Note. Beginning on October 25, 2015, shares held by our executive officers, directors, 5% or greater stockholders (other than Ligand) and their affiliates and family members were released from lock-up agreements with the underwriters of our initial public offering and, subject to certain limitations, including sales volume limitations, became eligible for sale in the public market.   Sales of stock by these stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds have been invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments are in accordance with our investment policy. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus, relating to the IPO, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

Issuer Purchases of Equity Securities

None.

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

Viking Therapeutics, Inc.

Date: November 5, 2015	By:	/ S / BRIAN LIAN, PH.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2015	By:	/ S / MICHAEL MORNEAU
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1

Amended and Restated Certificate of Incorporation (previously filed on July 1, 2014 as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197182) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed on July 1, 2014 as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197182) and incorporated herein by reference).

4.1	Form of Common Stock Certificate (previously filed on July 1, 2014 as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197182) and incorporated herein by reference).

10.1*	Sublease between Fish & Richardson P.C. and the Registrant dated July 7, 2015

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and September 30, 2014 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).

*	Filed herewith.