Form 10-Q
period 2016-03-31
Viking Therapeutics, Inc.
filed 2016-05-10
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 29, 2016
Common stock, $0.00001 par value	19,268,741

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,958,763	$768,550
Short-term investments – available for sale	7,292,863	13,335,499
Prepaid expenses and other current assets	909,895	1,097,599
Total current assets	12,161,521	15,201,648
Deferred public offering financing costs	515,381	157,455
Deposits	80,000	80,000
Total assets	$12,756,902	$15,439,103
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$1,172,351	$592,414
Other accrued liabilities	745,774	1,384,398
Total current liabilities	1,918,125	1,976,812
Accrued interest, non-current	202,882	183,611
Convertible notes payable (net of discount of $2,063,021 and $348,460 at March 31, 2016 and December 31, 2015, respectively)	3,139,861	2,151,540
Debt conversion feature liability	1,698,671	2,370,903
Deferred rent	27,624	31,239
Total long-term liabilities	5,069,038	4,737,293
Total liabilities	6,987,163	6,714,105
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2016 and December 31, 2015; 9,683,741 shares issued and outstanding at March 31, 2016 and December 31, 2015	97	97
Additional paid-in capital	54,902,270	54,277,716
Accumulated deficit	(49,132,433)	(45,545,445)
Accumulated other comprehensive loss	(195)	(7,370)
Total stockholders’ equity	5,769,739	8,724,998
Total liabilities and stockholders’ equity	$12,756,902	$15,439,103

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$—	$—
Operating expenses:
Research and development	1,877,178	138,969
General and administrative	1,390,239	322,071
Total operating expenses	3,267,417	461,040
Loss from operations	(3,267,417)	(461,040)
Other income (expense):
Change in fair value of accrued license fees	—	(4,960,511)
Change in fair value of debt conversion feature liability	96,547	(82,656)
Amortization of debt discount	(400,657)	(171,955)
Interest expense, net	(15,461)	(35,253)
Total other income (expense)	(319,571)	(5,250,375)
Net loss	(3,586,988)	(5,711,415)
Other comprehensive gain, net of tax:
Unrealized gain on securities	7,175	—
Comprehensive loss	$(3,579,813)	$(5,711,415)
Basic and diluted net loss per share	$(0.40)	$(1.40)
Weighted-average shares used to compute basic and diluted net loss per share	9,015,778	4,073,609

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,586,988)	$(5,711,415)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	400,657	171,955
Amortization of investment premiums	48,475	—
Change in fair value of accrued license fees	—	4,960,511
Change in fair value of debt conversion feature liability	(96,547)	82,656
Stock-based compensation	624,554	903
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	187,704	(15,564)
Accounts payable	449,701	37,306
Accrued expenses	(752,680)	62,707
Net cash used in operating activities	(2,725,124)	(410,941)
Cash flows from investing activities
Purchases of investments	(149,360)	—
Proceeds from sales and maturities of investments	6,122,000	—
Net cash provided by investing activities	5,972,640	—
Cash flows from financing activities
Public offering costs	(57,303)	(17,909)
Net cash used in financing activities	(57,303)	(17,909)
Net increase (decrease) in cash and cash equivalents	3,190,213	(428,850)
Cash and cash equivalents beginning of period	768,550	755,857
Cash and cash equivalents end of period	$3,958,763	$327,007
Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering costs	$409,414	$2,057,903

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of March 31, 2016, statements of operations for the three months ended March 31, 2016 and 2015 and statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 8, 2016. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The December 31, 2015 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company currently plans to implement ASU 2016-09 as required in the first quarter of fiscal year 2017. The Company is evaluating the effect that ASU 2016-09 will have on its financial statements and related disclosures.

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

Liquidity and Management’s Plan

In accordance with ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock (the “Offering”) pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”). In the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, are immediately exercisable and will expire on April 13, 2021. The Company granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of its common stock and/or warrants to purchase up to an additional 1,125,000 shares of its common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, the Company received gross proceeds of $9,386,250, before deducting underwriting discounts, commissions and other offering expenses.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of the Company’s common stock at a public offering price of $1.24 per share.  On April 29, 2016, the Company sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional gross proceeds of $1,395,000, before deducting underwriting discounts, commissions and other offering expenses.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan and the proceeds received from the Offering, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. As of March 31, 2016, the Company had an accumulated deficit of $49,132,433. These losses have resulted primarily from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to the master license agreement with Ligand, as amended (the “Master License Agreement”), and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

Deferred Financing Costs

Deferred financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common stock. Costs related to the public sale of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds.

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company may enter into collaborative research and licensing agreements, under which the Company could be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and royalties.

Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided by the Company. Amounts received for research funding are recognized as revenue as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where the Company acts as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

FASB Accounting Standards Codification (“ASC”) Topic 605-28, Revenue Recognition – Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (1) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (3) that would result in additional payments being due to the Company. The determination that a milestone is substantive is subject to management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (a) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all deliverables and payment terms in the arrangement.

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

The Company’s historical research and development expenses primarily related to obtaining the option to license compounds and related intellectual property rights from Ligand. In May 2014, the Company entered into the Master License Agreement, pursuant to which it acquired certain rights to a number of research and development programs from Ligand. In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development were expensed as incurred in the Company’s statement of operations.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred to general and administrative expense, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company generally uses the straight-line or graded vesting method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. For options with a graded vesting schedule, the Company uses the graded vesting schedule to allocate compensation cost to reporting periods. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line or graded vesting method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and the Company then amortizes the remainder of the expense over the remaining service period.

Prior to the IPO, the Company accounted for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated award date fair values, which estimates were highly complex and subjective in nature. The Company used the straight-line or graded vesting method to allocate compensation cost to reporting periods over each restricted award’s requisite service period, which was generally the vesting period, and estimated the fair value of restricted stock-based awards to employees and consultants using a Monte Carlo market approach simulation method and performed an allocation of value to common stock based on the estimated time to a liquidity event. In addition, the Company accounted for performance-based restricted stock awards to employees by determining the fair value of the restricted stock award at the date of issuance by using the Probability Weighted Expected Return Method (“PWERM”) and then assessing at each balance sheet date the probability of the performance criteria being met. If the probability of achieving the criteria was deemed less-than-probable, then no expense was recorded. At the point where the criteria were deemed probable of being met, the Company then began recording stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria were expected to be completed.

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

ASC Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with GAAP.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2016	2015
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(3,586,988)	$(5,711,415)
Denominator
Weighted-average common shares outstanding	9,683,741	6,000,000
Less: Weighted-average shares subject to repurchase	(667,963)	(1,926,391)
Denominator for basic and diluted net loss per share	9,015,778	4,073,609
Basic and diluted net loss per share	$(0.40)	$(1.40)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three months ended March 31,
	2016	2015
Common stock warrants	82,500	—
Restricted stock units	75,750	—
Common stock subject to repurchase	667,963	1,741,670
Common stock options	846,212	—
Shares issuable upon conversion of debt	4,084,611	647,465
	5,757,036	2,389,135

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2016 and December 31, 2015, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2016 and during the year ended December 31, 2015.

The following tables summarize the Company’s short-term investments:

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$4,416,997	$—	$—	$4,416,997
Corporate debt securities (2)	2,876,061	416	(611)	2,875,866
	$7,293,058	$416	$(611)	$7,292,863

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2016, there were two securities in an unrealized gain position and six securities in an unrealized loss position. These unrealized gains were less than $300 individually and $416 in the aggregate.  These unrealized losses were less than $300 individually and $611 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At March 31, 2016, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$5,851,343	$—	$—	$5,851,343
Corporate debt securities (2)	7,491,526	—	(7,370)	7,484,156
	$13,342,869	$—	$(7,370)	$13,335,499
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

As of March 31, 2016 and December 31, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, long-term as of March 31, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014, as amended (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

The fair value of the debt conversion feature, long-term as of December 31, 2015 required management to estimate fair value based on assumed timing of conversion and an assumed annual discount rate. Alternate probabilities would have resulted in increases or decreases in the fair value of the debt conversion feature liability.

The debt conversion feature embedded in each tranche of the Ligand Note is accounted for under ASC Topic 815 – Derivatives and Hedging. At each issuance date, the fair value of the debt conversion feature was determined. The fair value of the debt conversion feature was allocated from the gross proceeds of the Ligand Note with the respective discount amortized to interest expense over the original term of the Ligand Note using the effective interest method. Initially, the valuation of the bifurcated debt conversion feature was performed using Level 3 inputs, requiring the Company to make assumptions about the probability of the occurrence of a private equity financing with aggregate net proceeds to the Company of at least $20,000,000 or the Company’s initial public offering and the Ligand Note being converted based on the applicable conversion terms. Alternative probabilities would have resulted in increases or decreases in the value of the debt conversion feature. The Company is required to mark to market the value of the conversion feature liability.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2016, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$3,614,265	$3,614,265	$—	$—
Short-term investments
Certificates of deposit	4,416,997	4,416,997	—	—
Corporate debt securities, available-for-sale	2,875,866	—	2,875,866	—
Total financial assets	$10,907,128	$8,031,262	$2,875,866	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$1,698,671	$—	$—	$1,698,671
Total financial liabilities	$1,698,671	$—	$—	$1,698,671

		Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$548,872	$548,872	$—	$—
Short-term investments
Certificates of deposit	5,851,343	5,851,343	—	—
Corporate debt securities, available-for-sale	7,484,156	—	7,484,156	—
Total financial assets	$13,884,371	$6,400,215	$7,484,156	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$2,370,903	$—	$—	$2,370,903
Total financial liabilities	$2,370,903	$—	$—	$2,370,903

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Debt conversion feature:
Beginning balance	$2,370,903	$1,449,211
Adjustments resulting from modification of debt	(575,685)	—
Adjustments resulting from changes in fair value recognized in earnings	(96,547)	82,656
Ending balance	$1,698,671	$1,531,867

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
March 31, 2016	$—	$1,698,671	Black-Scholes-Merton option valuation model	Volatility	75%
				Risk Free Rate	0.59%

December 31, 2015	$—	$2,370,903	Discounted cash flow model	Timing of the events	5/21/2016
				Probabilities of Occurrence	100%
				Discount rate	37.5%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of March 31, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

As of December 31, 2015, the fair value of the debt conversion feature liability includes the estimated timing of the events, as well as the related probabilities of occurrence. The shorter/longer the period estimated to the event, the higher/lower the value of the debt conversion feature liability. The higher/lower the probability of occurrence, the higher/lower the value of the debt conversion feature liability.

4.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
Long-term maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$2,500,000	$2,500,000
Conversion payoff value	2,702,882	—
Discount on notes payable, long-term	(2,063,021)	(348,460)
Convertible notes payable, long-term (net of discount)	$3,139,861	$2,151,540

Pursuant to the Loan and Security Agreement, among other things, Ligand agreed to provide the Company with loans in the aggregate amount of up to $2.5 million. In accordance with the Loan and Security Agreement, Ligand initially loaned $1.0 million to the Company on May 27, 2014, and additional amounts of $250,000 to the Company each month from June 2014 through and including November 2014 for a total of $2.5 million. From May 21, 2014 to January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% or the maximum interest rate permitted by law. Effective as of January 22, 2016, the principal amount outstanding under the loans accrue interest at a fixed per annum rate equal to the lesser of 2.5% or the maximum interest rate permitted by law. In the event the Company defaults under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% or the maximum interest rate permitted by law. The loans are evidenced by the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2017 (the “Maturity Date”), unless the loans are repaid in cash or converted into equity prior to such time. In addition, under the Loan and Security Agreement, the Company may not declare or pay dividends in respect of its common stock without Ligand’s prior written consent.

Additionally, pursuant to the terms of the Loan and Security Agreement, upon the consummation of the Company’s first bona fide capital financing transaction occurring after January 22, 2016, but prior to the Maturity Date, with aggregate net proceeds to the Company of at least $2,000,000 (the “Next Financing”), the Company will be required to repay $1,500,000 of the Ligand Note obligation to Ligand, with at least $300,000 of such payment to be paid in cash (with any greater cash amount determined by the Company in its sole and absolute discretion), and the balance of the $1,500,000 payment (the “Balance”) to be paid in the form of such number of shares of the Company’s equity securities that are issued in the Next Financing as is equal to the quotient obtained by dividing the Balance by the lesser of (1) the lowest price per share paid by investors in the Next Financing (the “Financing Price”), and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Notwithstanding the foregoing, the number of shares that the Company may issue to Ligand will be reduced to the extent that the issuance of such shares would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%, and any remaining amount of the Balance would have to be paid in cash. Each $1.00 of the $1,500,000 payment will reduce the amount of accrued and unpaid interest and then unpaid principal amount of the loans under the Ligand Note by $0.50.

In addition, following the consummation of the Next Financing, the Company may repay any portion of the outstanding principal amount of the loans under the Ligand Note, plus accrued and previously unpaid interest thereon, by delivering a notice to Ligand (the “Additional Repayment Notice”), specifying the amount that the Company wishes to repay (the “Additional Payment Amount”). Ligand will have five days to elect to receive the Additional Payment Amount in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. If Ligand does not make an election within such five-day period, the form of the Additional Payment Amount will be at the Company’s sole election and discretion, subject to the number of shares of common stock being reduced to the extent that the issuance of shares would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%. To the extent that any portion of an Additional Payment Amount will be paid in the form of shares of the Company’s common stock, the number of shares issuable will be equal to the quotient obtained by dividing the portion of the Additional Payment Amount that will be paid in shares by the lesser of (1) (a) if the Company delivers the Additional Repayment Notice within 180 days of the closing of the Next Financing, the Financing Price, or (b) if the Company delivers the Additional Repayment Notice 180 days or more after the closing of the Next Financing, the volume weighted average closing price of the Company’s common stock for the 30 days prior to the date the Company delivers the Additional Repayment Notice, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Each $1.00 of any Additional Repayment Amount will reduce the amount of accrued and unpaid interest and then unpaid principal amount under the Ligand Note by $0.50. Additionally, pursuant to the Loan and Security Agreement, Ligand has agreed that it will not, until January 23, 2017, sell or otherwise transfer or dispose of any of the Company’s securities, including shares issuable upon conversion of the Ligand Note.

Following the Maturity Date, Ligand may demand repayment of the loans under the Ligand Note in full. If (1) the Ligand Note is not repaid in full prior to the Maturity Date and Ligand demands repayment, or (2) the Company wishes to repay the full amount owed under the Ligand Note prior to the Maturity Date, the Company will be obligated to repay to Ligand an amount equal to 200% of the aggregate of the outstanding principal amount of the loans under the Ligand Note and of all accrued and unpaid interest thereon, or the Remaining Balance.

In either case, the Company may, at its sole election and discretion, elect to pay the Remaining Balance solely in cash. If the Company does not elect to repay the Remaining Balance in cash, the form of payment and mix of cash and shares of the Company’s common stock will be at Ligand’s sole election and discretion. To the extent that any portion of the Remaining Balance will be paid in the form of shares of the Company’s common stock, the number of shares issuable will be equal to the quotient obtained by dividing the portion of the Remaining Balance that will be paid in shares by the lesser of (1) the volume weighted average closing price of the Company’s common stock for the 30 days prior to the date of Ligand’s demand for repayment or the date of the Company’s prepayment of the Remaining Balance in full, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions).

In connection with the Loan and Security Agreement, the Company also granted Ligand a continuing security interest in all of its right, title and interest in and to its assets as collateral for the full, prompt, complete and final payment and performance when due of all obligations under the Loan and Security Agreement and the Ligand Note.

As of March 31, 2016, the Ligand Note was recorded at $2,500,000, and interest in the amount of $202,882 was payable on the Ligand Note. During the three months ended March 31, 2016, the Company also recorded $31,250 of interest expense, $400,657 of amortization of debt discount and $96,547 as other income related to the decrease in the fair value of the debt conversion feature liability.  During the three months ended March 31, 2015, the Company recorded $31,250 of interest expense, $165,880 of amortization of debt discount and $79,207 as other expense related to the increase in the fair value of the debt conversion feature liability.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of March 31, 2016 and December 31, 2015. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the issuance in February 2014 had a deemed fair value lower than the reassessed fair value of the common stock on the date of issuance based upon the PWERM. Since the stock issuance to the founder is tied to certain performance criteria, the Company reviewed the probability of achieving such criteria at February 20, 2014 and March 31, 2015 and determined that it was not probable that the criteria would be met. Therefore, no compensation expense was recorded for this issuance through March 31, 2015. The Company will continue to reassess at each reporting period whether it is probable that either of the two performance criteria will be met, and if and when either are deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance criteria will actually be met. The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,566.  In October 2015, one of the two performance criteria became probable of occurrence; therefore, the Company recorded $20,871 of stock-based compensation expense through March 31, 2016, of which $2,463 was recorded as expense during the three months ended March 31, 2016, with the remaining expense relating to this event estimated to be recognized through April 2017.

On May 4, 2015, the Company completed the initial public offering of its common stock (the “IPO”) pursuant to a registration statement on Form S-1 (File No. 333-197182), which was declared effective by the SEC on April 28, 2015, and a registration statement on Form S-1MEF (File No. 333-203702) filed pursuant to Rule 462(b) of the Securities Act. In the IPO, the Company sold 3,000,000 shares of its common stock at an initial public offering price of $8.00 per share. The underwriters for the IPO had 30 days to exercise an over-allotment option to purchase up to an additional 450,000 shares at the initial public offering price, less the underwriting discount. Upon the closing of the IPO, on May 4, 2015, the Company raised a total of $19,100,500 in net proceeds after deducting underwriting discounts, commissions and other offering expenses of $4,899,500. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital upon completion of the IPO.

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

On May 26, 2015, the underwriters for the IPO exercised their full over-allotment option to purchase an additional 450,000 shares of the Company’s common stock at $8.00 per share, less the underwriting discount. On May 28, 2015, the Company sold the 450,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $3,225,866, after deducting underwriting discounts, commissions and other offering expenses of $374,134. Upon the closing of the over-allotment option, pursuant to the Master License Agreement, on May 28, 2015, the Company issued an additional aggregate of 228,105 shares of its common stock to Ligand and Metabasis.

6. Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  On January 1, 2016, in accordance with the terms of the 2014 Plan, an additional 338,930 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan and, in accordance with the terms of the ESPP, an additional 96,837 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP.

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

2014 Plan. The 2014 Plan provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan, which number is also the limit on shares of common stock available for awards of incentive stock options. Commencing on January 1, 2016 and ending on (and including) January 1, 2024, the number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. Commencing on January 1, 2016 and ending on (and including) January 1, 2024, the number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

During the three months ended March 31, 2016 and 2015, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense by type of award:
Stock options	$370,587	$—
Restricted stock and restricted stock units	242,979	903
Employee stock purchase plan	10,988	—
Total stock-based compensation expense included in expenses	$624,554	$903
Stock-based compensation expense by line item:
Research and development expenses	$192,160	$—
General and administrative expenses	432,394	903
Total stock-based compensation expense included in expenses	$624,554	$903

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,787,695	2.79
Restricted stock and restricted stock units	$2,199,310	2.34

The following table is a summary of restricted shares granted during the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	667,963	$3.68
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at March 31, 2016	667,963	$3.68

The following table summarizes restricted stock unit activity during the three months ended March 31, 2016:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2015	75,750	$8.27
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested March 31, 2016	75,750	$8.27

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2015	365,394	$8.48	—
Granted	480,818	$2.25	—
Exercised	—	$—	—
Cancelled	—	$—	—
Options outstanding at March 31, 2016	846,212	$4.94	9.58
Options exercisable at March 31, 2016	138,118	$4.10	9.71

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2016 was $1.56. The options outstanding and exercisable at March 31, 2016 had no intrinsic value in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest.  The fair value of each employee option grant during the three months ended March 31, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended March 31, 2016
Expected volatility	81.8%
Expected term (in years)	5.90
Risk-free interest rate	1.54%
Expected dividend yield	0%

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

Forfeitures are accounted for as actual forfeitures occur.

Since the Company had a net operating loss carryforward as of March 31, 2016, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Representative’s Warrant

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase an aggregate of 82,500 shares of the Company’s common stock. The warrant is exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and expiring on April 28, 2020. The warrant also provides for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant will terminate on April 28, 2022.

8. Commitments and Contingencies

On July 7, 2015, the Company entered into a Sublease (the “Sublease”) for approximately 7,049 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Premises”).

Under the Sublease, the Company is responsible for certain charges for common area maintenance and other costs pursuant to the Sublease, and the Sublease provides for abatement of rent during certain periods and escalating rent payments throughout the term of the Sublease. Rent expense is being recorded on a straight line basis over the life of the Sublease and the difference between the rent expense and rent paid is being recorded as deferred rent.

Rent expense was $63,010 and $10,737 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum payments pursuant to the Sublease are as follows:

As of March 31, 2016:
2016 (April 2016 - December 2016)	$120,792
2017	247,611
2018	190,337
Total minimum lease payments	$558,740

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2016, and events which occurred subsequent to March 31, 2016, but which were not recognized in the financial statements. Except as described below, there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

On April 13, 2016, the Company completed the Offering pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, are immediately exercisable and will expire on April 13, 2021. The Company granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of its common stock and/or warrants to purchase up to an additional 1,125,000 shares of its common stock to cover over-allotments, if any. Ligand, a related party to the Company, purchased 560,000 shares of the Company’s common stock and warrants to purchase up to 560,000 shares of Company’s common stock in the Offering.  On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, the Company received gross proceeds of $9,386,250, before deducting underwriting discounts, commissions and other offering expenses.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, the Company issued to Ligand an aggregate of 960,000 shares of its common stock (the “Ligand Shares”) and a warrant to purchase 960,000 shares of its common stock (the “Ligand Warrant”). The Ligand Warrant has an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Shares and the Ligand Warrant were issued to Ligand as a repayment of $1,200,000 of the Company’s obligation under the Ligand Note.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of the Company’s common stock at a public offering price of $1.24 per share.  On April 29, 2016, the Company sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional gross proceeds of $1,395,000, before deducting underwriting discounts, commissions and other offering expenses.

The following unaudited pro forma balance sheet information as of March 31, 2016 assumes that the Offering, including the exercise of the full over-allotment option, had been consummated as of March 31, 2016. The unaudited pro forma balance sheet information as of March 31, 2016 gives effect to: (1) the issuance and sale of (a) an aggregate of 7,500,000 shares of common stock at the public offering price of $1.25 per share of common stock and related warrant, (b) warrants to purchase 1,125,000 shares of common stock at the public offering price of $0.01 per share of common stock subject to the warrants; and (c) 1,125,000 shares of common stock at the public offering price of $1.24 per share of common stock, in each case after deducting underwriting discounts, commissions and other offering expenses, and (2) the repayment by the Company of $1,500,000 to Ligand under the Ligand Note, consisting of (i) $300,000 in cash, and (ii) $1,200,000 in shares of the Company’s common stock and a related warrant to purchase shares of the Company’s common stock, which, under the terms of the Ligand Note, resulted in the issuance by the Company to Ligand of the Ligand Shares and the Ligand Warrant.

The following table summarizes certain actual balance sheet data and pro forma balance sheet data to reflect the activities related to the Offering, as of March 31, 2016:

	March 31, 2016	Pro forma March 31, 2016

Cash, cash equivalents and investments	$11,251,626	$20,295,376
Deferred public offering financing costs	515,381	—
Long term debt:
Accrued interest	202,882	—
Convertible notes payable	3,139,861	1,842,743
Debt conversion feature liability	1,698,671	1,698,671
Stockholders’ equity:
Common stock	97	192
Additional paid-in capital	54,902,270	65,445,925
Accumulated deficit	(49,132,433)	(49,132,433)
Accumulated other comprehensive loss	(195)	(195)
Total stockholders’ equity	$5,769,739	$16,313,489

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include estimates of our expenses, future revenue, capital requirements and our needs for additional financing; statements regarding our ability to develop, acquire and advance drug candidates into, and successfully complete, clinical trials and preclinical studies; statements concerning new product candidates; risks and uncertainties associated with our research and development activities, including our clinical trials and preclinical studies; our expectations regarding the potential market size and the size of the patient populations for our drug candidates, if approved for commercial use, and our ability to serve such markets; statements regarding our ability to maintain and establish collaborations or obtain additional funding; statements regarding developments and projections relating to our competitors and our industry and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. We have exclusive worldwide rights to a portfolio of five drug candidates in clinical trials or preclinical studies, which are based on small molecules licensed from Ligand Pharmaceuticals Incorporated, or Ligand. Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. Hip fracture is a common injury among persons aged 60 and older. The acute recovery period post-injury is characterized by significant and rapid declines in bone mineral density, or BMD, and lean body mass, or LBM, which contributes to substantial morbidity and mortality in these patients. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We commenced the Phase 2 clinical trial of VK5211 in October 2015 and expect to complete enrollment of the trial in the second half of 2016 and complete the trial in the first quarter of 2017.

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

We are also developing VK0214 for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary in vitro data suggest that VK0214 stimulates ABCD2 expression. We are conducting studies of VK0214 in an in vivo model of disease. Pending completion of this work, we expect to commence work directed toward filing an Investigational New Drug Application, or IND, in 2016.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, pursuant to an exclusive license agreement with Ligand. The terms of this license agreement are detailed in the Master License Agreement, or the Master License Agreement, with Ligand, which we entered into on May 21, 2014 and amended on each of September 6, 2014, April 8, 2015 and March 21, 2016. A summary of the Master License Agreement, as amended, can be found in the section entitled “Business —Agreements with Ligand —Master License Agreement” in Part I, Item1 of our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

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

On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the Offering, pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, we sold 7,500,000 shares of our common stock and warrants to purchase up to 7,500,000 shares of our common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, are immediately exercisable and will expire on April 13, 2021. We granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of our common stock and/or warrants to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of our common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, we received gross proceeds of $9,386,250, before deducting underwriting discounts, commissions and other offering expenses.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share.  On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional gross proceeds of $1,395,000 before deducting underwriting discounts, commissions and other offering expenses.

Although it is difficult to predict our liquidity requirements, based upon our current operating plan and the proceeds received from the Offering in April 2016, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months. As of March 31, 2016, we had an accumulated deficit of $49,132,433. These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

We had limited operating expenses related to research and development activities prior to May 2014. In May 2014, we acquired certain rights to a number of research and development programs from Ligand and charged $21,687,576 to research and development expense during the year ended December 31, 2014 as a cost of acquiring these assets. During the year ended December 31, 2015, we charged $6,966,842 to research and development expense as, following the IPO, we began manufacturing certain drug supply and initiated efforts related to conducting Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. During the three months ended March 31, 2016, we charged $1,877,178 to research and development expense related to our continued efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

General and Administrative Expenses

Prior to the consummation of the IPO, our general and administrative expenses consisted primarily of salaries and related benefits paid to our employees in executive, operational and finance functions, including stock-based compensation and fees paid to certain consultants to help commence and continue our operations. Following the consummation of the IPO, our general and administrative expenses increased as we have hired additional employees and issued additional equity awards, which has resulted in increased stock-based compensation expense, moved to a larger office to accommodate the increase in headcount, implemented certain systems to increase efficiency, and incurred additional costs for insurance, legal and accounting related to operating as a public company. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administrative and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

Other Expense

Other expense, following the IPO, includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note issued to Ligand on May 21, 2014, or the Ligand Note, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. Prior to the consummation of the IPO, other expense also included the change in fair value of the debt conversion feature liability contained in our outstanding convertible promissory notes issued from September 2012 through June 2013, or the Convertible Notes, and the interest expense and non-cash amortization of debt discount cost associated with the Convertible Notes, and the change in fair value at each reporting period of the accrued license fees payable to Ligand under the Master License Agreement. Upon the consummation of the IPO, the Convertible Notes and the accrued interest and related debt conversion feature liability under the Convertible Notes, and the accrued license fees payable to Ligand under the Master License Agreement, were converted to equity and, therefore, changes in their fair values are no longer recorded as expense.

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

Our significant accounting policies are more fully described in Note 1 and Note 3 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,		$ Change	% Change
	2016	2015
Research and development expenses	$1,877,178	$138,969	$1,738,209	1250.8%

The increase in research and development expenses during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to increases in expenses of $223,003 related to clinical manufacturing for our drug candidates, $271,705 related to salaries and benefits, $864,256 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $192,160 related to stock compensation expense, $119,833 related to services provided by certain third party consultants and $67,252 of other research and development costs, including rent and travel.  During the quarter ended March 31, 2015, we engaged in minimal research and development activities as we were primarily focused on our fundraising efforts related to the IPO.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,		$ Change	% Change
	2016	2015
General and administrative expenses	$1,390,239	$322,071	$1,068,168	331.7%

The increase in general and administrative expenses during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to an increase in stock-based compensation expense of $431,491, increased expenses of $155,085 related to salaries and benefits, an increase of $113,248 in additional insurance premiums expense, an increase of $224,367 in legal and other professional fees and an increase of $143,977 in other expenses, including rent, travel and other costs associated with being a public company.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,		$ Change	% Change
	2016	2015
Other income (expense)	$(319,571)	$(5,250,375)	$4,930,804	(93.9)%

Other income (expense) recognized during the three months ended March 31, 2016 consisted primarily of an expense of $400,657 related to the amortization of the Ligand Note discount and $31,250 of interest expense related to the Ligand Note, offset by income of $96,547 related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the three months ended March 31, 2015 consisted primarily of an expense of $4,960,511 related to the change in fair value of the license fee liability in accordance with the Master License Agreement, which requires the license fee liability to be marked to market at each reporting period, an expense of $79,207 related to the change in fair value of the Ligand Note’s conversion feature, an expense of $165,880 related to the amortization of the Ligand Note discount and $31,250 of interest expense related to the Ligand Note.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2016, we did not have sufficient capital to fund our planned operations without additional financing. In April 2016, we completed the Offering and we now believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK5211, VK2089 and VK0214, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses shown in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On April 13, 2016, we completed the Offering pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, we sold 7,500,000 shares of our common stock and warrants to purchase up to 7,500,000 shares of our common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, are immediately exercisable and will expire on April 13, 2021. We granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of our common stock and/or warrants to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of our common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, we received gross proceeds of $9,386,250, before deducting underwriting discounts, commissions and other offering expenses.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share.  On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional gross proceeds of $1,395,000 before deducting underwriting discounts, commissions and other offering expenses.

The following table summarizes our cash flows for the periods indicated below:

	Three months ended March 31,
	2016	2015
Cash used in operating activities	$(2,725,124)	$(410,941)
Cash provided by investing activities	$5,972,640	$—
Cash used in financing activities	$(57,303)	$(17,909)

Cash Used in Operating Activities

During the three months ended March 31, 2016, cash used in operating activities of $2,725,124 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and accounts payable offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in accrued expenses.

During the three months ended March 31, 2015, cash used in operating activities was $410,941. Cash used in operating activities primarily reflected our net losses for the period, offset by non-cash charges such as an increase in the fair value of accrued license fees and debt conversion feature liability for the Ligand Note, amortization of discount charged to interest expense on Convertible Notes and the Ligand Note, stock compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

Cash Provided by Investing Activities

During the three months ended March 31, 2016, cash provided by investing activities of $5,972,640 resulted primarily from the proceeds of sales and maturities of investments during the three month period.

During the three months ended March 31, 2015, we did not engage in any investing activities.

Cash Used in Financing Activities

During the three months ended March 31, 2016, cash used in financing activities was $57,303, which consisted of payments of certain deferred Offering costs.

During the three months ended March 31, 2015, cash used in financing activities was $17,909, which consisted of payments of certain deferred IPO costs.

Future Funding Requirements

Based upon our current operating plan, and with the proceeds received in April 2016 from the Offering, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future drug candidates;
•	the number and characteristics of the drug candidates we seek to develop or commercialize;

•	the costs of manufacturing clinical supplies and establishing commercial supplies of our drug candidates;
•	the costs of commercialization activities if any of our current or future drug candidates are approved for sale, including marketing, sales and distribution costs;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 8, 2016.

Risks Relating to Our Business

*We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the early stage of our corporate development.

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2809, which has completed Phase 1 clinical development and VK0214 and the EPOR and DGAT-1 programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the three months ended March 31, 2016 and 2015 was $3,586,988 and $5,711,415, respectively. As of March 31, 2016, we had an accumulated deficit of $49,132,433. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

*Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We are a clinical-stage company, and the development and commercialization of our drug candidates is uncertain and expected to require substantial expenditures. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next 12 months; and in the event that sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Prior to the consummation of our underwritten public offering of shares of our common stock and warrants to purchase shares of our common stock on April 13, 2016, including the sale of additional shares or our common stock on April 29, 2016 pursuant to the underwriters’ over-allotment option exercise, or the Offering, we did not have sufficient capital to fund our planned operations.  Based upon our current operating plan and as a result of the proceeds received from the Offering, we believe we have sufficient cash to meet our projected operating requirements for at least the next 12 months.  However, it is difficult to predict our liquidity requirements and it is possible that we may in the future determine that we do not believe that we have sufficient cash and liquid assets to cover our operating and capital requirements unless we raise additional capital. In the event that we make such a determination and sufficient cash cannot be obtained, we would have to modify or possibly discontinue certain or all of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

*Given our lack of current cash flow, we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2016, we had cash and cash equivalents and investments totaling $11,251,626.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, or LBM, bone mineral density, or BMD, or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Novartis AG and Morphosys AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Helsinn Group, Morphosys AG, Bristol-Myers Squibb, Pfizer, and Eli Lilly and Company. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

*If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our drug candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of April 29, 2016, we had nine full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

On May 21 2014, we entered into a Loan and Security Agreement with Ligand, as amended, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. Each of the loans under the Loan and Security Agreement is evidenced by a Secured Convertible Promissory Note, or the Ligand Note. Under the Loan and Security Agreement and the Ligand Note, we are subject to affirmative and negative covenants. We agreed to, among other things, deliver financial statements, forecasts and budget information to Ligand. In addition, we agreed to use the proceeds from the loans solely as working capital and to fund our general business requirements in accordance with our forecast and budget, and not to take certain actions without Ligand’s consent, including, but not limited to, declaring or paying dividends, incurring or repaying certain indebtedness or engaging in certain related party transactions. The operating covenants, restrictions and obligations in our Loan and Security Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet all of our covenants under the Loan and Security Agreement.

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

Risks Relating to Our Intellectual Property

*We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2016, we did not own any patents or have any patent applications pending. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

*Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of March 31, 2016, we in-licensed five patents in the U.S. and several other patents in certain foreign jurisdictions. As of March 31, 2016, for each of VK2809 and VK0214, we in-licensed a patent in the U.S. and, for VK2809, additional patents in certain foreign jurisdictions. For VK0612, as of March 31, 2016, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

*We may not be able to protect our intellectual property rights throughout the world.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2016, we had an aggregate of 19 licensed patents and 13 licensed patent applications and may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

*Our management owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of April 29, 2016, our executive officers, directors and 5% or greater stockholders beneficially owned 46.6% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of April 29, 2016, Ligand and its affiliates beneficially owned approximately 37.6% of our outstanding common stock.  Under that certain Secured Convertible Promissory Note held by Ligand, or the Ligand Note, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

*Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

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

*Sales of a substantial number of shares of our common stock in the public market by our existing stockholders, exercises and sales of outstanding warrants or future issuances of our common stock or rights to purchase our common stock, could cause our stock price to fall.

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

Ligand is subject to a lock-up agreement with us that restricts its ability to transfer shares of our common stock, including shares issuable upon exercise of warrants to purchase shares of our common stock, until January 23, 2017. Beginning on October 25, 2015, shares held by our executive officers, directors, 5% or greater stockholders (other than Ligand) and their affiliates and family members were released from lock-up agreements with the underwriters of our initial public offering and, subject to certain limitations, including sales volume limitations, became eligible for sale in the public market. Sales of stock by these stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 631,741 shares of our common stock were reserved as of March 31, 2016 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

In addition, pursuant to the Offering, we issued warrants to purchase an aggregate of 8,625,000 shares of our common stock, or the Warrants, which have an exercise price of $1.50 per share of common stock and will expire on April 13, 2021. We have also issued to Ligand a warrant to purchase 960,000 shares of our common stock, which has an exercise price of $1.50 per share of common stock and will expire on April 13, 2021, and to the representative of the underwriters for our initial public offering a warrant to purchase 82,500 shares of our common stock, which is exercisable for cash or on a cashless basis, has an exercise price of $10.00 per share of common stock and will expire on April 28, 2020. To the extent that any of the foregoing warrants are exercised, our stockholders will experience additional dilution, which could have a material adverse effect on the trading price of our common stock.

*Our management will continue to have broad discretion over the use of the proceeds we received in our public offerings and from the Loan and Security Agreement and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our public offerings and the proceeds from the Loan and Security Agreement and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of the remaining net proceeds from our public offerings and the proceeds from the Loan and Security Agreement, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply the net proceeds from our public offerings or the proceeds from the Loan and Security Agreement in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds have been invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments are in accordance with our investment policy. As of March 31, 2016, we had used $11,097,381 of the net proceeds from our initial public offering.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus relating to our initial public offering, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

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

Viking Therapeutics, Inc.

Date: May 10, 2016	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Michael Morneau
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/13/2016	4.1

10.1	Second Amendment to Loan and Security Agreement, dated as of January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.1

10.2	First Amendment to Registration Rights Agreement, dated as of January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

10.3#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.4#	Second Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Michael Morneau.	8-K	3/15/2016	10.2

10.5#	Second Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D.	8-K	3/15/2016	10.3

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Financial Statements.

#	Indicates compensatory plan or arrangement.