Form 10-Q
period 2016-06-30
Viking Therapeutics, Inc.
filed 2016-08-11
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 31, 2016
Common stock, $0.00001 par value	19,277,651

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,159,930	$768,550
Short-term investments – available for sale	12,036,539	13,335,499
Prepaid expenses and other current assets	1,113,696	1,097,599
Total current assets	18,310,165	15,201,648
Deferred public offering financing costs	158,842	157,455
Deposits	80,000	80,000
Total assets	$18,549,007	$15,439,103
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$1,206,384	$592,414
Other accrued liabilities	852,744	1,384,398
Accrued interest, current	10,455	—
Convertible notes payable, current (net of discount of $1,538,044 and $0 at June 30, 2016 and December 31, 2015, respectively)	2,382,688	—
Debt conversion feature liability, current	1,286,621	—
Total current liabilities	5,738,892	1,976,812
Accrued interest, non-current	—	183,611
Convertible notes payable (net of discount of $0 and $348,460 at June 30, 2016 and December 31, 2015, respectively)	—	2,151,540
Debt conversion feature liability	—	2,370,903
Deferred rent	24,646	31,239
Total long-term liabilities	24,646	4,737,293
Total liabilities	5,763,538	6,714,105
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2016 and December 31, 2015; 19,275,277 and 9,683,741 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	193	97
Additional paid-in capital	65,617,288	54,277,716
Accumulated deficit	(52,825,226)	(45,545,445)
Accumulated other comprehensive loss	(6,786)	(7,370)
Total stockholders’ equity	12,785,469	8,724,998
Total liabilities and stockholders’ equity	$18,549,007	$15,439,103

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,371,058	1,100,906	4,248,236	1,239,875
General and administrative	1,206,995	1,526,008	2,597,233	1,848,079
Total operating expenses	3,578,053	2,626,914	6,845,469	3,087,954
Loss from operations	(3,578,053)	(2,626,914)	(6,845,469)	(3,087,954)
Other income (expense):
Change in fair value of accrued license fees	—	(4,421,338)	—	(9,381,848)
Change in fair value of debt conversion feature liability	412,050	(546,485)	508,597	(629,141)
Amortization of debt discount	(524,977)	(240,515)	(925,634)	(412,471)
Interest expense, net	(1,813)	(29,814)	(17,275)	(65,067)
Total other income (expense)	(114,740)	(5,238,152)	(434,312)	(10,488,527)
Net loss	(3,692,793)	(7,865,066)	(7,279,781)	(13,576,481)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	(6,591)	(12,461)	584	(12,461)
Comprehensive loss	$(3,699,384)	$(7,877,527)	$(7,279,197)	$(13,588,942)
Basic and diluted net loss per share	$(0.22)	$(1.07)	$(0.56)	$(2.38)
Weighted-average shares used to compute basic and diluted net loss per share	17,105,374	7,331,861	13,060,576	5,711,735

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,279,781)	$(13,576,481)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	925,634	412,471
Amortization of investment premiums	85,011	4,130
Change in fair value of accrued license fees	—	9,381,848
Change in fair value of debt conversion feature liability	(508,597)	629,141
Stock-based compensation	1,114,799	1,472,412
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,098)	(591,595)
Accounts payable	402,448	44,437
Accrued expenses	(675,380)	191,987
Net cash used in operating activities	(5,951,964)	(2,031,650)
Cash flows from investing activities
Purchases of investments	(10,246,479)	(12,174,067)
Proceeds from sales and maturities of investments	11,388,000	—
Net cash provided by (used in) investing activities	1,141,521	(12,174,067)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	9,918,750	25,392,500
Public offering costs	(609,250)	(2,029,142)
Repayment of convertible notes payable	(94,861)	—
Value of shares withheld related to employee tax withholding	(23,759)	(418,412)
Repurchases of common stock	—	(38)
Proceeds from stock issuance under employee stock purchase plan	10,943	2,152
Net cash provided by financing activities	9,201,823	22,947,060
Net increase in cash and cash equivalents	4,391,380	8,741,343
Cash and cash equivalents beginning of period	768,550	755,857
Cash and cash equivalents end of period	$5,159,930	$9,497,200

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$205,139	$—

Supplemental disclosure of non-cash investing and financing transactions
Shares issued in lieu of license fee payment to related party	$—	$29,247,711
Shares issued in lieu of loan payment to related party	$1,200,000	$—
Unpaid deferred public offering costs	$381,991	$709,006
Conversion of notes payable	$—	$456,412
Issuance of common stock to consultant	$—	$28,760

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2016, statements of operations for the three and six months ended June 30, 2016 and 2015 and statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 8, 2016. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The December 31, 2015 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The Company currently plans to implement ASU 2016-09 as required in the first quarter of fiscal year 2017. The Company is evaluating the effect that ASU 2016-09 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the statement of operations will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

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

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock (the “Offering”) pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”). In the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. The Company granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of its common stock and/or warrants to purchase up to an additional 1,125,000 shares of its common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. Upon the closing of the Offering on April 13, 2016, the Company received net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of the Company’s common stock at a public offering price of $1.24 per share.  On April 29, 2016, the Company sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1,283,400, after deducting underwriting discounts, commissions and other offering expenses of $111,600.

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Maxim Offering”), up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the filing date of this Quarterly Report on Form 10-Q unless it raises additional capital. As of June 30, 2016, the Company had an accumulated deficit of $52,825,226. These losses have resulted primarily from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to the master license agreement with Ligand, as amended (the “Master License Agreement”), and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

In May 2014, the Company entered into the Master License Agreement, pursuant to which it acquired certain rights to a number of research and development programs from Ligand. In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in the Company’s statement of operations.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(3,692,793)	$(7,865,066)	$(7,279,781)	$(13,576,481)
Denominator
Weighted-average common shares outstanding	17,700,774	8,537,030	13,692,258	7,275,523
Less: Weighted-average shares subject to repurchase	(595,400)	(1,205,169)	(631,682)	(1,563,788)
Denominator for basic and diluted net loss per share	17,105,374	7,331,861	13,060,576	5,711,735
Basic and diluted net loss per share	$(0.22)	$(1.07)	$(0.56)	$(2.38)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2016	2015
Common stock warrants	9,667,500	82,500
Restricted stock units	61,063	—
Common stock subject to repurchase	559,745	874,439
Common stock options	886,212	347,894
Shares issuable upon conversion of debt	3,170,311	655,277
	14,344,831	1,960,110

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2016 and December 31, 2015, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2016 or during the year ended December 31, 2015.

The following tables summarize the Company’s short-term investments:

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$1,435,092	$—	$—	$1,435,092
Corporate debt securities (2)	10,608,233	64	(6,850)	10,601,447
	$12,043,325	$64	$(6,850)	$12,036,539

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2016, there were three securities in an unrealized gain position and 24 securities in an unrealized loss position. These unrealized gains were less than $40 individually and $64 in the aggregate.  These unrealized losses were less than $1,400 individually and $6,850 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At June 30, 2016, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$5,851,343	$—	$—	$5,851,343
Corporate debt securities (2)	7,491,526	—	(7,370)	7,484,156
	$13,342,869	$—	$(7,370)	$13,335,499

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

As of June 30, 2016 and December 31, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of June 30, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014, as amended (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2016, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$4,504,859	$4,504,859	$—	$—
Short-term investments
Certificates of deposit	1,435,092	1,435,092	—	—
Corporate debt securities, available-for-sale	10,601,447	—	10,601,447	—
Total financial assets	$16,541,398	$5,939,951	$10,601,447	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$1,286,621	$—	$—	$1,286,621
Total financial liabilities	$1,286,621	$—	$—	$1,286,621

		Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$548,872	$548,872	$—	$—
Short-term investments
Certificates of deposit	5,851,343	5,851,343	—	—
Corporate debt securities, available-for-sale	7,484,156	—	7,484,156	—
Total financial assets	$13,884,371	$6,400,215	$7,484,156	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$2,370,903	$—	$—	$2,370,903
Total financial liabilities	$2,370,903	$—	$—	$2,370,903

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Debt conversion feature:
Beginning balance	$1,698,671	$1,531,867	$2,370,903	$1,449,211
Adjustments resulting from modification of debt	—	—	(575,685)	—
Adjustments resulting from changes in fair value recognized in earnings	(412,050)	546,485	(508,597)	629,141
Issuance of shares of common stock	—	(121,786)	—	(121,786)
Ending balance	$1,286,621	$1,956,566	$1,286,621	$1,956,566

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
June 30, 2016	$—	$1,286,621	Black-Scholes-Merton option valuation model	Volatility	86%
				Risk Free Rate	0.45%

December 31, 2015	$—	$2,370,903	Discounted cash flow model	Timing of the events	5/21/2016
				Probabilities of Occurrence	100%
				Discount rate	37.5%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of June 30, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

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

4.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30,	December 31,
	2016	2015
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$1,955,139	$—
Conversion payoff value	1,965,593	—
Discount on notes payable, current	(1,538,044)	—
Convertible notes payable, current (net of discount)	$2,382,688	$—

Long-term maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$—	$2,500,000
Conversion payoff value	—	—
Discount on notes payable, long-term	—	(348,460)
Convertible notes payable, long-term (net of discount)	$—	$2,151,540

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

Additionally, pursuant to the terms of the Loan and Security Agreement, upon the consummation of the Company’s first bona fide capital financing transaction occurring after January 22, 2016, but prior to the Maturity Date, with aggregate net proceeds to the Company of at least $2,000,000 (the “Next Financing”), the Company was required to repay $1,500,000 of the Ligand Note obligation to Ligand, with at least $300,000 of such payment to be paid in cash (with any greater cash amount determined by the Company in its sole and absolute discretion), and the balance of the $1,500,000 payment (the “Balance”) to be paid in the form of such number of shares of the Company’s equity securities that are issued in the Next Financing as is equal to the quotient obtained by dividing the Balance by the lesser of (1) the lowest price per share paid by investors in the Next Financing (the “Financing Price”), and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Each $1.00 of the $1,500,000 payment reduced the amount of accrued and unpaid interest and then unpaid principal amount of the loans under the Ligand Note by $0.50.

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock resulting in net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.  This offering constituted a Next Financing under the Loan and Security Agreement; therefore, the Company repaid $1,500,000 of the Ligand Note with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of its common stock (the “Ligand Shares”) and a warrant to purchase up to 960,000 shares of Company’s common stock (the “Ligand Warrant”).  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

In addition, the Company may repay any portion of the outstanding principal amount of the loans under the Ligand Note, plus accrued and previously unpaid interest thereon, by delivering a notice to Ligand (the “Additional Repayment Notice”), specifying the amount that the Company wishes to repay (the “Additional Payment Amount”). Ligand will have five days to elect to receive the Additional Payment Amount in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. If Ligand does not make an election within such five-day period, the form of the Additional Payment Amount will be at the Company’s sole election and discretion, subject to the number of shares of common stock being reduced to the extent that the issuance of shares would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%. To the extent that any portion of an Additional Payment Amount will be paid in the form of shares of the Company’s common stock, the number of shares issuable will be equal to the quotient obtained by dividing the portion of the Additional Payment Amount that will be paid in shares by the lesser of (1) (a) if the Company delivers the Additional Repayment Notice within 180 days of the closing of the Next Financing, the Financing Price, or (b) if the Company delivers the Additional Repayment Notice 180 days or more after the closing of the Next Financing, the volume weighted average closing price of the Company’s common stock for the 30 days prior to the date the Company delivers the Additional Repayment Notice, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Each $1.00 of any Additional Repayment Amount will reduce the amount of accrued and unpaid interest and then unpaid principal amount under the Ligand Note by $0.50. Additionally, pursuant to the Loan and Security Agreement, Ligand has agreed that it will not, until January 23, 2017, sell or otherwise transfer or dispose of any of the Company’s securities, including shares issuable upon conversion of the Ligand Note.

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

During the three and six months ended June 30, 2016, the Company recorded $25,423 and $56,673 of interest expense, respectively, $524,977 and $925,634 of amortization of debt discount, respectively, and $412,050 and $508,597 as other income related to the decrease in the fair value of the debt conversion feature liability, respectively.  During the three and six months ended June 30, 2015, the Company recorded $31,250 and $62,500 of interest expense, respectively, $240,515 and $406,395 of amortization of debt discount, respectively, and $486,890 and $566,097 as other expense related to the increase in the fair value of the debt conversion feature liability, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of June 30, 2016 and December 31, 2015. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the issuance in February 2014 had a deemed fair value lower than the reassessed fair value of the common stock on the date of issuance based upon the PWERM. Since the stock issuance to the founder is tied to certain performance criteria, the Company reviewed the probability of achieving such criteria at February 20, 2014 and March 31, 2015 and determined that it was not probable that the criteria would be met. Therefore, no compensation expense was recorded for this issuance through March 31, 2015. The Company will continue to reassess at each reporting period whether it is probable that either of the two performance criteria will be met, and if and when either are deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance criteria will actually be met. The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,566.  In October 2015, one of the two performance criteria became probable of occurrence; therefore, the Company recorded $23,334 of stock-based compensation expense through June 30, 2016, of which $2,464 and $4,927 was recorded as expense during the three and six months ended June 30, 2016, respectively, with the remaining expense relating to this event estimated to be recognized through April 2017.

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

On April 13, 2016, the Company completed the Offering pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. The Company granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of its common stock and/or warrants to purchase up to an additional 1,125,000 shares of its common stock to cover over-allotments, if any. Ligand, a related party to the Company, purchased 560,000 shares of the Company’s common stock and warrants to purchase up to 560,000 shares of Company’s common stock in the Offering.  On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, the Company received net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, the Company issued the Ligand Shares and the Ligand Warrant to Ligand.  The Ligand Warrant has an exercise price of $1.50 per share of the Company’s common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Shares and the Ligand Warrant were issued to Ligand as a repayment of $1,200,000 of the Company’s obligation under the Ligand Note.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of the Company’s common stock at a public offering price of $1.24 per share.  On April 29, 2016, the Company sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1,283,400, after deducting underwriting discounts, commissions and other offering expenses of $111,600.

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the

SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of the Company’s common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.

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

During the three and six months ended June 30, 2016 and 2015, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
Stock options	$237,285	$351,691	$607,858	$351,691
Restricted stock and restricted stock units	243,036	1,119,818	486,029	1,120,721
Employee stock purchase plan	9,924	—	20,912	—
Total stock-based compensation expense included in expenses	$490,245	$1,471,509	$1,114,799	$1,472,412
Stock-based compensation expense by line item:
Research and development expenses	$176,609	$501,101	$368,769	$501,101
General and administrative expenses	313,636	970,408	746,030	971,311
Total stock-based compensation expense included in expenses	$490,245	$1,471,509	$1,114,799	$1,472,412

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,585,745	2.71
Restricted stock and restricted stock units	$1,956,226	2.10

The following table is a summary of restricted stock activity during the six months ended June 30, 2016:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	667,963	$3.73
Granted	—	$—
Vested	(108,218)	$7.48
Forfeited	—	$—
Repurchased	—	$—
Unvested at June 30, 2016	559,745	$3.00

The following table summarizes restricted stock unit activity during the six months ended June 30, 2016:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2015	75,750	$8.27
Granted	—	$—
Vested	(14,687)	$8.64
Forfeited	—	$—
Repurchased	—	$—
Unvested June 30, 2016	61,063	$8.19

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2015	365,394	$8.48
Granted	520,818	$2.17
Exercised	—	$—
Cancelled	—	$—
Options outstanding at June 30, 2016	886,212	$4.77	9.36
Options exercisable at June 30, 2016	276,199	$6.26	9.15

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2016 was $1.50. The options outstanding and exercisable at June 30, 2016 had no intrinsic value in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest.  The fair value of each employee option grant during the six months ended June 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six months ended June 30, 2016
Expected volatility	81.77%
Expected term (in years)	5.92
Risk-free interest rate	1.51%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2016, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

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

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, the Company issued to Ligand the Ligand Warrant to purchase up to 960,000 shares of the Company’s common stock. The Ligand Warrant has an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1,200,000 of the Company’s obligation under the Ligand Note.

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

Rent expense was $63,010 and $8,893 for the three months ended June 30, 2016 and 2015, respectively.  Rent expense was $126,021 and $19,630 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum payments pursuant to the Sublease are as follows:

As of June 30, 2016:
2016 (July 2016 - December 2016)	$60,988
2017	247,611
2018	190,337
Total minimum lease payments	$498,936

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2016, and events which occurred subsequent to June 30, 2016, but which were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include estimates of our expenses, future revenue, capital requirements and our needs for additional financing; statements regarding our ability to develop, acquire and advance drug candidates into, and successfully complete, clinical trials and preclinical studies; statements concerning new product candidates; risks and uncertainties associated with our research and development activities, including our clinical trials and preclinical studies; our expectations regarding the potential market size and the size of the patient populations for our drug candidates, if approved for commercial use, and our ability to serve such markets; statements regarding our ability to maintain and establish collaborations or obtain additional funding; statements regarding developments and projections relating to our competitors and our industry and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. We have exclusive worldwide rights to a portfolio of five drug candidates in clinical trials or preclinical studies, which are based on small molecules licensed from Ligand Pharmaceuticals Incorporated, or Ligand. Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. Hip fracture is a common injury among persons aged 60 and older. The acute recovery period post-injury is characterized by significant and rapid declines in bone mineral density, or BMD, and lean body mass, or LBM, which contributes to substantial morbidity and mortality in these patients. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We commenced the Phase 2 clinical trial of VK5211 in October 2015 and expect to complete the trial in the first half of 2017.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is entering Phase 2 development for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are in the process of commencing the Phase 2 clinical trial of VK2809 and expect to complete the trial in the first half of 2017.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, pursuant to an exclusive license agreement with Ligand, and conducting certain clinical trials and preclinical studies related to these programs. The terms of this license agreement are detailed in the Master License Agreement, or the Master License Agreement, with Ligand, which we entered into on May 21, 2014 and amended on each of September 6, 2014, April 8, 2015 and March 21, 2016. A summary of the Master License Agreement, as amended, can be found in the section entitled “Business —Agreements with Ligand —Master License Agreement” in Part I, Item1 of our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

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

On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the Offering, pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, or the Securities Act. In the Offering, we sold 7,500,000 shares of our common stock and warrants to purchase up to 7,500,000 shares of our common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. We granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of our common stock and/or warrants to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of our common stock at a public offering price of $0.01 per warrant to purchase a share of our common stock. Upon the closing of the Offering on April 13, 2016, we received net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, we repaid $1,500,000 of the Secured Convertible Promissory Note issued to Ligand on May 21, 2014, or the Ligand Note, with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of our common stock and a warrant to purchase up to 960,000 shares of Company’s common stock (the “Ligand Warrant”).  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share.  On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1,283,400, after deducting underwriting discounts, commissions and other offering expenses of $111,600.

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.

Although it is difficult to predict our liquidity requirements, as of the date of this Quarterly Report on Form 10-Q, and based upon our current operating plan, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. As of June 30, 2016, we had an accumulated deficit of $52,825,226.  These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

We had limited operating expenses related to research and development activities prior to May 2014. In May 2014, we acquired certain rights to a number of research and development programs from Ligand and charged $21,687,576 to research and development expense during the year ended December 31, 2014 as a cost of acquiring these assets. During the year ended December 31, 2015, we charged $6,966,842 to research and development expense as, following the IPO, we began manufacturing certain drug supply and initiated efforts related to conducting Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. During the three and six months ended June 30, 2016, we charged $2,371,058 and $4,248,236, respectively, to research and development expense related to our continued efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

General and Administrative Expenses

Prior to the consummation of the IPO, our general and administrative expenses consisted primarily of salaries and related benefits paid to our employees in executive, operational and finance functions, including stock-based compensation and fees paid to certain consultants to help commence and continue our operations. Following the consummation of the IPO, our general and administrative expenses increased as we hired additional employees and issued additional equity awards, which has resulted in increased stock-based compensation expense, moved to a larger facility to accommodate the increase in headcount, implemented certain systems to increase efficiency, and incurred additional costs for insurance, legal and accounting related to operating as a public company. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administrative and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

Other Expense

Other expense, following the IPO, includes the change in fair value of the debt conversion feature liability contained in the Ligand Note and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. Prior to the consummation of the IPO, other expense also included the change in fair value of the debt conversion feature liability contained in our outstanding convertible promissory notes issued from September 2012 through June 2013, or the Convertible Notes, and the interest expense and non-cash amortization of debt discount cost associated with the Convertible Notes, and the change in fair value at each reporting period of the accrued license fees payable to Ligand under the Master License Agreement. Upon the consummation of the IPO, the Convertible Notes and the accrued interest and related debt conversion feature liability under the Convertible Notes, and the accrued license fees payable to Ligand under the Master License Agreement, were converted to equity and, therefore, changes in their fair values are no longer recorded as expense.

JOBS Act

We are an “emerging growth company” within the meaning of the rules under the Securities Act, and we utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, as an emerging growth company, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we are complying with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,		$ Change	% Change
	2016	2015
Research and development expenses	$2,371,058	$1,100,906	$1,270,152	115.4%

The increase in research and development expenses during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in expenses of $1,020,957 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $442,805 related to clinical manufacturing for our drug candidates and $141,390 related to salaries and benefits, offset by a decrease in expenses of $324,492 related to stock-based compensation expense.    During the quarter ended June 30, 2015, we engaged in minimal research and development activities as we were primarily focused on our fundraising efforts related to the IPO.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,		$ Change	% Change
	2016	2015
General and administrative expenses	$1,206,995	$1,526,008	$(319,013)	(20.9)%

The decrease in general and administrative expenses during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in stock-based compensation expense of $656,772, offset by an increase in expenses of $93,711 related to salaries and benefits, an increase of $32,870 in additional insurance premiums expense, an increase of $119,895 in legal and other professional fees and an increase of $89,848 in other expenses, including rent, travel and other costs associated with being a public company.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,		$ Change	% Change
	2016	2015
Other income (expense)	$(114,740)	$(5,238,152)	$5,123,412	(97.8)%

Other income (expense) recognized during the three months ended June 30, 2016 consisted primarily of an expense of $524,977 related to the amortization of the Ligand Note discount and $25,423 of interest expense related to the Ligand Note, offset by income of $412,050 related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the three months ended June 30, 2015 consisted primarily of an expense of $4,421,338 related to the change in fair value of the license fee liability in accordance with the Master License Agreement, which required the license fee liability to be marked to market at each reporting period, an expense of $486,890 related to the change in fair value of the Ligand Note’s conversion feature, an expense of $240,515 related to the amortization of the Ligand Note discount and $31,250 of interest expense related to the Ligand Note.

Comparison of the Six Months Ended June 30, 2016 and 2015

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,		$ Change	% Change
	2016	2015
Research and development expenses	$4,248,236	$1,239,875	$3,008,361	242.6%

The increase in research and development expenses during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in expenses of $1,885,213 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $665,808 related to clinical manufacturing for our drug candidates, $413,095 related to salaries and benefits, $50,678 related to services provided by certain third party consultants and $102,695 of other research and development costs, including rent and travel, offset by a decrease of $132,332 in stock-based compensation expense.  During the six months ended June 30, 2015, we engaged in minimal research and development activities as we were primarily focused on our fundraising efforts related to the IPO.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,		$ Change	% Change
	2016	2015
General and administrative expenses	$2,597,233	$1,848,079	$749,154	40.5%

The increase in general and administrative expenses during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in expenses of $248,796 related to salaries and benefits, an increase of $146,118 in additional insurance premiums expense, an increase of $375,453 in legal and other professional fees and an increase of $223,796 in other expenses, including rent, travel and other costs associated with being a public company, offset by a decrease of $225,281 in stock-based compensation expense.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,		$ Change	% Change
	2016	2015
Other income (expense)	$(434,312)	$(10,488,527)	$10,054,215	95.9%

Other income (expense) recognized during the six months ended June 30, 2016 consisted primarily of an expense of $925,634 related to the amortization of the Ligand Note discount and $56,673 of interest expense related to the Ligand Note, offset by income of $508,597 related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the six months ended June 30, 2015 consisted primarily of an expense of $9,381,848 related to the change in fair value of the license fee liability in accordance with the Master License Agreement, which required the license fee liability to be marked to market at each reporting period, an expense of $566,097 related to the change in fair value of the Ligand Note’s conversion feature, an expense of $406,395 related to the amortization of the Ligand Note discount and $62,500 of interest expense related to the Ligand Note.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. In April 2016, we completed the Offering, pursuant to which we raised $9.0 million in net proceeds. Additionally, on June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock. However, as of the date of this Quarterly Report on Form 10-Q, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 13, 2016, we completed the Offering pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, we sold 7,500,000 shares of our common stock and warrants to purchase up to 7,500,000 shares of our common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. We granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of our common stock and/or warrants to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of our common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, we received net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share. On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1,283,400, after deducting underwriting discounts, commissions and other offering expenses of $111,600.

The following table summarizes our cash flows for the periods indicated below:

	Six months ended June 30,
	2016	2015
Cash used in operating activities	$(5,951,964)	$(2,031,650)
Cash provided by (used in) investing activities	$1,141,521	$(12,174,067)
Cash provided by financing activities	$9,201,823	$22,947,060

Cash Used in Operating Activities

During the six months ended June 30, 2016, cash used in operating activities of $5,951,964 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and accounts payable offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in accrued expenses.

During the six months ended June 30, 2015, cash used in operating activities of $2,031,650 primarily reflected our net losses for the period, offset by non-cash charges such as an increase in the fair value of accrued license fees and debt conversion feature liability, amortization of discount charged to interest expense on Convertible Notes and the Ligand Note, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2016, cash provided by investing activities of $1,141,521 resulted primarily from the proceeds of sales and maturities of investments of $11,388,000 offset by the purchase of investments of $10,246,479 during the six month period.

During the six months ended June 30, 2015, cash used in investing activities of $12,174,067 resulted from the investment of the proceeds from the IPO.

Cash Provided by Financing Activities

During the six months ended June 30, 2016, cash provided by financing activities was $9,201,823, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $9,918,750 offset by $609,250 in payments of certain deferred offering costs.

During the six months ended June 30, 2015, cash provided by financing activities of $22,947,060 was primarily due to the net proceeds from the IPO.

Future Funding Requirements

As of the date of this Quarterly Report on Form 10-Q and based upon our current operating plan, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2809, which has completed Phase 1 clinical development, and VK0214 and the EPOR and DGAT-1 programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the six months ended June 30, 2016 and 2015 was $7,279,781 and $13,576,481, respectively. As of June 30, 2016, we had an accumulated deficit of $52,825,226. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We are a clinical-stage company, and the development and commercialization of our drug candidates is uncertain and expected to require substantial expenditures. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next 12 months; and in the event that sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. As of the date of this Quarterly Report on Form 10-Q, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations, which could have a material adverse effect on our business, financial condition and results of operations.

*Given our lack of current cash flow, we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2016, we had cash and cash equivalents and investments totaling $17,196,469.

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

*Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. For example, in December 2015 the FDA requested from us information related to the toxicity of certain metabolites of VK2809, prior to initiation of our planned Phase 2 clinical trial in hypercholesterolemia and fatty liver disease. We have provided this information and are now in the process of initiating the Phase 2 clinical trial, which represents a delay from our previous plan to initiate the clinical trial in the fourth quarter of 2015. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

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

*If our competitors have drug candidates that are approved faster, marketed more effectively or demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

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

VK2809

There are many therapies currently available and numerous others being developed for the treatment of hypercholesterolemia and dyslipidemia. If approved, VK2809 will face competition from therapies that are currently available and from therapies that may become available in the future. Generic statin therapies such as atorvastatin are widely prescribed for the initial treatment of hypercholesterolemia. Cholesterol absorption inhibitors such as Merck & Co., Inc.’s Zetia (ezetimibe), generic bile acid sequestrants such as coleselevam and generic fibrates such as fenofibrate are also prescribed for the treatment of hypercholesterolemia. Various combinations of these therapies are often prescribed for patients suffering from dyslipidemia. In addition, recently-approved antibody therapies targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene are expected to be prescribed for patients whose low-density lipoprotein (LDL) remains elevated despite treatment with existing cholesterol-lowering agents. While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of several development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT505 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., simtuzumab from Gilead Sciences, Inc., emricisan from Conatus Pharmaceuticals Inc. and MGL-3196 from Madrigal Pharmaceuticals, Inc.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of July 31, 2016, we had nine full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2016, we did not own any patents or have any patent applications pending. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of June 30, 2016, we in-licensed six patents in the U.S. and several other patents in certain foreign jurisdictions. As of June 30, 2016, for each of VK2809 and VK0214, we in-licensed one patent in the U.S. and, for VK2809, additional patents in certain foreign jurisdictions. For VK0612, as of June 30, 2016, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2016, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of July 31, 2016, our executive officers, directors and 5% or greater stockholders beneficially owned 46.5% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

*Ligand is our largest stockholder, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

As of July 31, 2016, Ligand and its affiliates beneficially owned approximately 37.6% of our outstanding common stock.  Under that certain Secured Convertible Promissory Note held by Ligand, or the Ligand Note, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Ligand is subject to a lock-up agreement with us that restricts its ability to transfer shares of our common stock, including shares issuable upon exercise of warrants to purchase shares of our common stock, until January 23, 2017. Beginning on July 7, 2016, shares held by our executive officers, directors and certain holders of our outstanding common stock were released from lock-up agreements with the underwriters of the Offering and, subject to certain limitations, including sales volume limitations, became eligible for sale in the public market. Sales of stock by these stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to certain limitations. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 609,931 shares of our common stock were reserved as of June 30, 2016 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

In addition, pursuant to the Offering, we issued warrants to purchase an aggregate of 8,625,000 shares of our common stock, or the Warrants, which have an exercise price of $1.50 per share of common stock and will expire on April 13, 2021. We have also issued to Ligand a warrant to purchase up to 960,000 shares of our common stock, which has an exercise price of $1.50 per share of common stock and will expire on April 13, 2021, and to the representative of the underwriters for our initial public offering a warrant to purchase up to 82,500 shares of our common stock, which is exercisable for cash or on a cashless basis, has an exercise price of $10.00 per share of common stock and will expire on April 28, 2020. To the extent that any of the foregoing warrants are exercised, our stockholders will experience additional dilution, which could have a material adverse effect on the trading price of our common stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement with Ligand, we issued to Ligand an aggregate of 960,000 shares of our common stock, or the Ligand Shares, and a warrant to purchase up to 960,000 shares of our common stock, or the Ligand Warrant. The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of our common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Shares and the Ligand Warrant were issued to Ligand as a repayment of $1.2 million of our obligation under the Ligand Note.

The Ligand Shares, the Ligand Warrant and the shares of common stock issuable upon exercise of the Ligand Warrant, or, collectively, the Ligand Securities, were issued and sold to Ligand in transactions exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.  In the Loan and Security Agreement, Ligand represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the Ligand Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds have been invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments are in accordance with our investment policy. As of June 30, 2016, we had used $14,124,316 of the net proceeds from our initial public offering.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus relating to our initial public offering, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2016:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—		—	—	—
May 1, 2016 - May 31, 2016	18,190	(1)	$1.31	—	—
June 1, 2016 - June 30, 2016	—		—	—	—
Total	18,190		$1.31	—	—

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: August 11, 2016	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Michael Morneau
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

10.1	Equity Distribution Agreement, dated as of June 20, 2016, by and between Viking Therapeutics, Inc. and Maxim Group LLC.	S-3	6/20/2016	1.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Financial Statements.