Form 10-Q
period 2016-09-30
Viking Therapeutics, Inc.
filed 2016-11-10
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 31, 2016
Common stock, $0.00001 par value	20,170,264

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,054,892	$768,550
Short-term investments – available for sale	11,562,950	13,335,499
Prepaid expenses and other current assets	1,005,471	1,097,599
Total current assets	15,623,313	15,201,648
Deferred public offering and other financing costs	614,380	157,455
Deposits	80,000	80,000
Total assets	$16,317,693	$15,439,103
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$881,311	$592,414
Other accrued liabilities	996,437	1,384,398
Accrued interest, current	22,674	—
Convertible notes payable, current (net of discount of $1,106,817 and $0 at September 30, 2016 and December 31, 2015, respectively)	2,826,135	—
Debt conversion feature liability, current	1,351,135	—
Total current liabilities	6,077,692	1,976,812
Accrued interest, non-current	—	183,611
Convertible notes payable (net of discount of $0 and $348,460 at September 30, 2016 and December 31, 2015, respectively)	—	2,151,540
Debt conversion feature liability	—	2,370,903
Deferred rent	20,476	31,239
Total long-term liabilities	20,476	4,737,293
Total liabilities	6,098,168	6,714,105
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2016 and December 31, 2015; 19,895,749 and 9,683,741 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	199	97
Additional paid-in capital	66,858,121	54,277,716
Accumulated deficit	(56,632,658)	(45,545,445)
Accumulated other comprehensive loss	(6,137)	(7,370)
Total stockholders’ equity	10,219,525	8,724,998
Total liabilities and stockholders’ equity	$16,317,693	$15,439,103

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	2,104,794	2,507,553	6,353,030	3,747,428
General and administrative	1,159,488	1,780,668	3,756,721	3,628,747
Total operating expenses	3,264,282	4,288,221	10,109,751	7,376,175
Loss from operations	(3,264,282)	(4,288,221)	(10,109,751)	(7,376,175)
Other income (expense):
Change in fair value of accrued license fees	—	—	—	(9,381,848)
Change in fair value of debt conversion feature liability	(64,514)	(197,496)	444,083	(826,637)
Amortization of debt discount	(431,227)	(240,515)	(1,356,861)	(652,986)
Amortization of financing costs	(45,852)	—	(45,852)	—
Interest expense, net	(1,556)	(10,312)	(18,832)	(75,379)
Total other income (expense)	(543,149)	(448,323)	(977,462)	(10,936,850)
Net loss	(3,807,431)	(4,736,544)	(11,087,213)	(18,313,025)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	649	7,613	1,233	(4,848)
Comprehensive loss	$(3,806,782)	$(4,728,931)	$(11,085,980)	$(18,317,873)
Basic and diluted net loss per share	$(0.20)	$(0.53)	$(0.74)	$(2.69)
Weighted-average shares used to compute basic and diluted net loss per share	18,991,971	8,947,480	15,052,139	6,802,169

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,087,213)	$(18,313,025)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	1,356,861	652,986
Amortization of investment premiums	116,962	67,692
Amortization of financing costs	45,852	—
Change in fair value of accrued license fees	—	9,381,848
Change in fair value of debt conversion feature liability	(444,083)	826,637
Stock-based compensation	1,435,752	2,074,004
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92,129	(1,504,027)
Accounts payable	300,360	137,286
Accrued expenses	(422,999)	1,244,495
Net cash used in operating activities	(8,606,379)	(5,432,104)
Cash flows from investing activities
Purchases of investments	(12,263,451)	(16,033,042)
Proceeds from sales and maturities of investments	13,846,000	607,000
Net cash provided by (used in) investing activities	1,582,549	(15,426,042)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	10,444,522	25,392,500
Public offering and financing costs	(1,024,581)	(2,733,798)
Repayment of convertible notes payable	(94,861)	—
Value of shares withheld related to employee tax withholding	(25,851)	(418,412)
Repurchases of common stock	—	(38)
Proceeds from stock issuance under employee stock purchase plan	10,943	2,152
Net cash provided by financing activities	9,310,172	22,242,404
Net increase in cash and cash equivalents	2,286,342	1,384,258
Cash and cash equivalents beginning of period	768,550	755,857
Cash and cash equivalents end of period	$3,054,892	$2,140,115

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$205,139	$—

Supplemental disclosure of non-cash investing and financing transactions
Shares issued in lieu of license fee payment to related party	$—	$29,247,711
Shares issued in lieu of loan payment to related party	$1,200,000	$—
Unpaid deferred public offering and other financing costs	$71,617	$—
Shares issued as commitment fee in connection with Aspire agreement	$440,278	$—
Conversion of notes payable	$—	$456,412
Issuance of common stock to consultant	$—	$28,760

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of September 30, 2016, statements of operations for the three and nine months ended September 30, 2016 and 2015 and statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 8, 2016. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The December 31, 2015 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the statement of operations will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends Accounting Standards Codification (“ASC”) Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effects that ASU 2016-15 will have on its financial statements and related disclosures.

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

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Maxim Offering”), up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended September 30, 2016, the Company sold 17,922 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $25,772, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock (the “Initial Shares”) at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued to Aspire Capital 336,116 shares of common stock as a commitment fee (the “Commitment Shares”). Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  During the three months ended September 30, 2016, no shares were issued pursuant to the Purchase Agreement other than the Initial Shares and the Commitment Shares.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the filing date of this Quarterly Report on Form 10-Q unless it raises additional capital. As of September 30, 2016, the Company had an accumulated deficit of $56,632,658. These losses have resulted primarily from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to the master license agreement with Ligand, as amended (the “Master License Agreement”), and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

Deferred Financing Costs

Deferred financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s common stock. Costs related to the public sale of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds.  Costs related to the private sale of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are amortized over the term of the applicable purchase agreement.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(3,807,431)	$(4,736,544)	$(11,087,213)	$(18,313,025)
Denominator
Weighted-average common shares outstanding	19,482,162	9,783,312	15,590,113	8,120,639
Less: Weighted-average shares subject to repurchase	(490,191)	(835,832)	(537,974)	(1,318,470)
Denominator for basic and diluted net loss per share	18,991,971	8,947,480	15,052,139	6,802,169
Basic and diluted net loss per share	$(0.20)	$(0.53)	$(0.74)	$(2.69)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2016	2015
Common stock warrants	9,667,500	82,500
Restricted stock units	56,813	84,000
Common stock subject to repurchase	490,191	772,963
Common stock options	835,962	410,144
Shares issuable upon conversion of debt	3,190,021	663,090
	14,240,487	2,012,697

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2016 and December 31, 2015, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2016 or during the year ended December 31, 2015.

The following tables summarize the Company’s short-term investments:

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$249,348	$—	$—	$249,348
Corporate debt securities (2)	11,319,739	1,002	(7,139)	11,313,602
	$11,569,087	$1,002	$(7,139)	$11,562,950

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2016, there was one security in an unrealized gain position and there were 27 securities in an unrealized loss position. This unrealized gain was $1,002 in the aggregate.  These unrealized losses were less than $1,200 individually and $7,139 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At September 30, 2016, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$5,851,343	$—	$—	$5,851,343
Corporate debt securities (2)	7,491,526	—	(7,370)	7,484,156
	$13,342,869	$—	$(7,370)	$13,335,499

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

As of September 30, 2016 and December 31, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of September 30, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014, as amended (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2016, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$2,010,669	$2,010,669	$—	$—
Short-term investments
Certificates of deposit	249,348	249,348	—	—
Corporate debt securities, available-for-sale	11,313,602	—	11,313,602	—
Total financial assets	$13,573,619	$2,260,017	$11,313,602	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$1,351,135	$—	$—	$1,351,135
Total financial liabilities	$1,351,135	$—	$—	$1,351,135

		Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$548,872	$548,872	$—	$—
Short-term investments
Certificates of deposit	5,851,343	5,851,343	—	—
Corporate debt securities, available-for-sale	7,484,156	—	7,484,156	—
Total financial assets	$13,884,371	$6,400,215	$7,484,156	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$2,370,903	$—	$—	$2,370,903
Total financial liabilities	$2,370,903	$—	$—	$2,370,903

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Debt conversion feature:
Beginning balance	$1,286,621	$1,956,566	$2,370,903	$1,449,211
Adjustments resulting from modification of debt	—	—	(575,685)	—
Adjustments resulting from changes in fair value recognized in earnings	64,514	197,496	(444,083)	826,637
Issuance of shares of common stock	—	—	—	(121,786)
Ending balance	$1,351,135	$2,154,062	$1,351,135	$2,154,062

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
September 30, 2016	$—	$1,351,135	Black-Scholes-Merton option valuation model	Volatility	81%
				Risk Free Rate	0.45%

December 31, 2015	$—	$2,370,903	Discounted cash flow model	Timing of the events	5/21/2016
				Probabilities of Occurrence	100%
				Discount rate	37.5%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of September 30, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

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

4.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30,	December 31,
	2016	2015
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$1,955,139	$—
Conversion payoff value	1,977,813	—
Discount on notes payable, current	(1,106,817)	—
Convertible notes payable, current (net of discount)	$2,826,135	$—

Long-term maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$—	$2,500,000
Discount on notes payable, long-term	—	(348,460)
Convertible notes payable, long-term (net of discount)	$—	$2,151,540

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

As a result of an amendment to the Loan and Security Agreement entered into on January 22, 2016, which amended the conversion terms of the Ligand Note, beginning with the quarter ended March 31, 2016, management adopted the Black-Scholes-Merton option valuation model for the Ligand Note, resulting in a debt modification adjustment of $575,685 to the debt conversion feature liability offset with an adjustment recorded to the Ligand Note discount and conversion payoff value.

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

During the three and nine months ended September 30, 2016, the Company recorded $24,439 and $81,112 of interest expense, respectively, $431,227 and $1,356,861 of amortization of debt discount, respectively, and an expense of $64,514 and income of $444,083 related to the change in the fair value of the debt conversion feature liability, respectively.  During the three and nine months ended September 30, 2015, the Company recorded $31,250 and $93,750 of interest expense, respectively, $240,515 and $646,911 of amortization of debt discount, respectively, and $197,496 and $763,593 as other expense related to the increase in the fair value of the debt conversion feature liability, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of September 30, 2016 and December 31, 2015. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the issuance in February 2014 had a deemed fair value lower than the reassessed fair value of the common stock on the date of issuance based upon the PWERM. Since the stock issuance to the founder is tied to certain performance criteria, the Company reviewed the probability of achieving such criteria at February 20, 2014 and March 31, 2015 and determined that it was not probable that the criteria would be met. Therefore, no compensation expense was recorded for this issuance through March 31, 2015. The Company will continue to reassess at each reporting period whether it is probable that either of the two performance criteria will be met, and if and when either are deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance criteria will actually be met. The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,566.  In October 2015, one of the two performance criteria became probable of occurrence; therefore, the Company recorded $30,085 of stock-based compensation expense through September 30, 2016, of which $6,750 and $11,677 was recorded as expense during the three and nine months ended September 30, 2016, respectively, with the remaining expense relating to this event recognized through October 2016.

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

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of the Company’s common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended September 30, 2016, the Company sold 17,922 shares of its common stock under the Distribution Agreement, resulting in net proceeds to the Company of $25,772, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,278, which has been recorded as deferred financing costs and is included within other assets in the accompanying balance sheet as of September 30, 2016.  The deferred financing costs were proratably charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs being amortized over the term of the Purchase Agreement as there is no guarantee that additional shares will be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  During the three months ended September 30, 2016, no shares were issued pursuant to the Purchase Agreement, other than the Initial Shares and the Commitment Shares.

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

During the three and nine months ended September 30, 2016 and 2015, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
Stock options	$154,228	$373,881	$762,067	$725,572
Restricted stock and restricted stock units	158,931	227,712	644,979	1,348,432
Employee stock purchase plan	7,794	—	28,706	—
Total stock-based compensation expense included in expenses	$320,953	$601,593	$1,435,752	$2,074,004
Stock-based compensation expense by line item:
Research and development expenses	$60,202	$164,125	$1,006,781	$665,226
General and administrative expenses	260,751	437,468	428,971	1,408,778
Total stock-based compensation expense included in expenses	$320,953	$601,593	$1,435,752	$2,074,004

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,272,626	2.55
Restricted stock and restricted stock units	$1,354,388	1.93

The following table is a summary of restricted stock activity during the nine months ended September 30, 2016:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	667,963	$3.73
Granted	—	$—
Vested	(108,218)	$7.48
Forfeited	(69,554)	$6.37
Repurchased	—	$—
Unvested at September 30, 2016	490,191	$2.53

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2016:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2015	75,750	$8.27
Granted	—	$—
Vested	(18,937)	$8.27
Forfeited	—	$—
Repurchased	—	$—
Unvested September 30, 2016	56,813	$8.27

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2015	365,394	$8.48
Granted	520,818	$2.17
Exercised	—	$—
Cancelled	(50,250)	$4.34
Options outstanding at September 30, 2016	835,962	$4.80	8.95
Options exercisable at September 30, 2016	291,824	$6.30	8.46

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2016 was $1.50. The options outstanding and exercisable at September 30, 2016 had no intrinsic value in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest.  The fair value of each employee option grant during the nine months ended September 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months ended September 30, 2016
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

Since the Company had a net operating loss carryforward as of September 30, 2016, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

Rent expense was $63,648 and $54,010 for the three months ended September 30, 2016 and 2015, respectively.  Rent expense was $189,668 and $73,640 for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum payments pursuant to the Sublease are as follows:

As of September 30, 2016:
2016 (October 2016 - December 2016)	$—
2017	247,611
2018	190,337
Total minimum lease payments	$437,948

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2016, and events which occurred subsequent to September 30, 2016, but which were not recognized in the financial statements.

Subsequent to September 30, 2016, the Company sold an additional 274,515 shares of its common stock pursuant to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, resulting in additional net proceeds to the Company of $370,491, after deducting the sales agents’ commissions.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. We have exclusive worldwide rights to a portfolio of five drug candidates in clinical trials or preclinical studies, which are based on small molecules licensed from Ligand Pharmaceuticals Incorporated, or Ligand. Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. Hip fracture is a common injury among persons aged 60 and older. The acute recovery period post-injury is characterized by significant and rapid declines in bone mineral density, or BMD, and lean body mass, or LBM, which contributes to substantial morbidity and mortality in these patients. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We currently expect to complete the ongoing Phase 2 trial in the first half of 2017.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is currently in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We currently expect to complete the ongoing Phase 2 trial in the first half of 2017.

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

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended September 30, 2016, we sold 17,922 shares pursuant the Distribution Agreement, resulting in net proceeds to us of $25,772, after deducting the sales agent’s commission.

On August 24, 2016, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock, or the Initial Shares, at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued to Aspire Capital 336,116 shares of common stock as a commitment fee, or the Commitment Shares. Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the three months ended September 30, 2016, we did not issue any shares pursuant to the Purchase Agreement other than the Initial Shares and the Commitment Shares.

Although it is difficult to predict our liquidity requirements, as of the date of this Quarterly Report on Form 10-Q, and based upon our current operating plan, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. As of September 30, 2016, we had an accumulated deficit of $56,632,658.  These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

We had limited operating expenses related to research and development activities prior to May 2014. In May 2014, we acquired certain rights to a number of research and development programs from Ligand and charged $21,687,576 to research and development expense during the year ended December 31, 2014 as a cost of acquiring these assets. During the year ended December 31, 2015, we charged $6,966,842 to research and development expense as, following the IPO, we began manufacturing certain drug supply and initiated efforts related to conducting Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. During the three and nine months ended September 30, 2016, we charged $2,104,794 and $6,353,030, respectively, to research and development expense related to our continued efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our Phase 2 clinical trials for VK5211 and VK2809 and seek to advance our additional programs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2016 and 2015.

	Three months ended September 30,		$ Change	% Change
	2016	2015
Research and development expenses	$2,104,794	$2,507,553	$(402,759)	(16.1)%

The decrease in research and development expenses during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in expenses of $740,408 related to clinical manufacturing for our drug candidates,  $217,161 related to salaries and benefits, and $103,924 related to stock compensation expenses, offset by an increase in expenses of $667,767 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2016 and 2015.

	Three months ended September 30,		$ Change	% Change
	2016	2015
General and administrative expenses	$1,159,488	$1,780,668	$(621,180)	(34.9)%

The decrease in general and administrative expenses during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in salaries and benefits expenses of $388,678, stock-based compensation expense of $176,716, and a decrease in expensed equipment of $60,495 attributable to the establishment of our new office space during three months ended September 30, 2015.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2016 and 2015.

	Three months ended September 30,		$ Change	% Change
	2016	2015
Other income (expense)	$(543,149)	$(448,323)	$(94,826)	(21.2)%

Other income (expense) recognized during the three months ended September 30, 2016 consisted primarily of an expense of $431,227 related to the amortization of the Ligand Note discount, $64,514 related to the change in fair value of the Ligand Note’s conversion feature, $24,439 of interest expenses related to the Ligand Note and $45,852 expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital.  Other income (expense) recognized during the three months ended September 30, 2015 consisted primarily of an expense of $240,515 related to the amortization of the Ligand Note discount and an expense of $197,496 related to the change in fair value of the Ligand Note’s conversion feature.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,		$ Change	% Change
	2016	2015
Research and development expenses	$6,353,030	$3,747,428	$2,605,602	69.5%

The increase in research and development expenses during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in expenses of $2,552,980 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, and $126,574 related to services provided by certain third party consultants.  We engaged in minimal research and development activities prior to May 2015 as we were primarily focused on our fundraising efforts related to the IPO.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,		$ Change	% Change
	2016	2015
General and administrative expenses	$3,756,721	$3,628,747	$127,974	3.5%

The increase in general and administrative expenses during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in expenses of $346,872 in legal and other professional fees, $167,468 in additional insurance premiums expenses and an increase of $183,695 in other expenses, including investor relations, rent, and other costs associated with being a public company, offset by a decrease in expenses of $139,670 related to salaries and benefits and $401,996 in stock-based compensation expense.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,		$ Change	% Change
	2016	2015
Other income (expense)	$(977,462)	$(10,936,850)	$9,959,388	91.1%

Other income (expense) recognized during the nine months ended September 30, 2016 consisted primarily of an expense of $1,356,861 related to the amortization of the Ligand Note discount, $81,112 of interest expenses related to the Ligand Note and $45,852 expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, offset by income of $444,083 related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the nine months ended September 30, 2015 consisted primarily of an expense of $9,381,848 related to the change in fair value of the license fee liability in accordance with the Master License Agreement, which required the license fee liability to be marked to market at each reporting period, an expense of $763,593 related to the change in fair value of the Ligand Note’s conversion feature, an expense of $646,911 related to the amortization of the Ligand Note discount and $93,750 of interest expenses related to the Ligand Note.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. In April 2016, we completed the Offering, pursuant to which we raised $9.0 million in net proceeds. On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock. Additionally, on August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement.  However, as of the date of this Quarterly Report on Form 10-Q, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended September 30, 2016, we sold 17,922 shares of our common stock pursuant the Distribution Agreement resulting in net proceeds to us of $25,772, after deducting the sales agent’s commission.

On August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement the Initial Shares for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued the Commitment Shares to Aspire Capital as a commitment fee.  Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the three months ended September 30, 2016, we did not issue any shares pursuant to the Purchase Agreement other than the Initial Shares and the Commitment Shares.

The following table summarizes our cash flows for the periods indicated below:

	Nine months ended September 30,
	2016	2015
Cash used in operating activities	$(8,606,379)	$(5,432,104)
Cash provided by (used in) investing activities	$1,582,549	$(15,426,042)
Cash provided by financing activities	$9,310,172	$22,242,404

Cash Used in Operating Activities

During the nine months ended September 30, 2016, cash used in operating activities of $8,606,379 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in accrued expenses offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in accounts payable and prepaid expenses.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2016, cash provided by investing activities of $1,582,549 resulted primarily from the proceeds of sales and maturities of investments of $13,846,000 offset by the purchase of investments of $12,263,451.

During the nine months ended September 30, 2015, cash used in investing activities of $15,426,042 resulted from the investment of the proceeds from the IPO into short term investments that are available for sale.

Cash Provided by Financing Activities

During the nine months ended September 30, 2016, cash provided by financing activities was $9,310,172, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $10,444,522 offset by $1,024,581 in payments of certain deferred offering and financing costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and our EPOR and DGAT-1 programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the nine months ended September 30, 2016 and 2015 was $11,087,213 and $18,313,025, respectively. As of September 30, 2016, we had an accumulated deficit of $56,632,658. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

We are substantially dependent on technologies we licensed from Ligand, and if we lose the license to such technologies or our master license agreement with Ligand, or the Master License Agreement, is terminated for any reason, our ability to develop existing and new drug candidates would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

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

*If development of our drug candidates does not produce favorable results, we and our collaborators, if any, may be unable to commercialize these products.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. We recently completed a Phase 1 clinical trial for VK5211 and have initiated Phase 2 clinical trials for each of our VK5211 and VK2809 programs. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

*Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2016, we had cash and cash equivalents and investments totaling $14,617,842.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. For example, in December 2015 the FDA requested from us information related to the toxicity of certain metabolites of VK2809, prior to initiation of our Phase 2 clinical trial in hypercholesterolemia and fatty liver disease. We provided this information and have since initiated the Phase 2 clinical trial, but this represents a delay from our previous plan to initiate the clinical trial in the fourth quarter of 2015. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

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

Ligand, the licensor of our development programs, has relied upon and plans to continue to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our licensed ongoing preclinical and clinical programs. We have relied and expect to continue to rely on these parties for execution of our preclinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices, or cGMP, good clinical practices, or GCP, and good laboratory practice, which are a collection of laws and regulations enforced by the FDA, EMA or comparable foreign authorities for all of our drug candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Novartis AG and Morphosys AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Helsinn Group, Morphosys AG, Bristol-Myers Squibb, Pfizer, and Eli Lilly and Company. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK2809

There are many therapies currently available and numerous others being developed for the treatment of hypercholesterolemia and dyslipidemia. If approved, VK2809 will face competition from therapies that are currently available and from therapies that may become available in the future. Generic statin therapies such as atorvastatin are widely prescribed for the initial treatment of hypercholesterolemia. Cholesterol absorption inhibitors such as Merck & Co., Inc.’s Zetia (ezetimibe), generic bile acid sequestrants such as coleselevam and generic fibrates such as fenofibrate are also prescribed for the treatment of hypercholesterolemia. Various combinations of these therapies are often prescribed for patients suffering from dyslipidemia. In addition, recently-approved antibody therapies targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene are expected to be prescribed for patients whose low-density lipoprotein (LDL) remains elevated despite treatment with existing cholesterol-lowering agents. While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of several development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT505 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., simtuzumab from Gilead Sciences, Inc., emricisan from Conatus Pharmaceuticals Inc., GR-MD-02 from Galectin Therapeutics, and MGL-3196 from Madrigal Pharmaceuticals, Inc.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Although it is too early to determine the full effects of the PPACA, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of October 31, 2016, we had nine full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’

advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2016, we had one patent application pending and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

*Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection for licensed patents, pending patent applications and potential future patent applications and patents could be reduced or eliminated for non-compliance with these requirements.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of September 30, 2016, we in-licensed six patents in the U.S. and several other patents in certain foreign jurisdictions. As of September 30, 2016, for each of VK2809 and VK0214, we in-licensed one patent in the U.S. and, for VK2809, additional patents in certain foreign jurisdictions. For VK0612, as of September 30, 2016, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may own or license in the future subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2016, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of October 31, 2016, our executive officers, directors and 5% or greater stockholders beneficially owned 43.9% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of October 31, 2016, Ligand and its affiliates beneficially owned approximately 36.1% of our outstanding common stock.  Under that certain Secured Convertible Promissory Note held by Ligand, or the Ligand Note, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016, our management will be required to report on the effectiveness of our internal control over financial reporting. Additionally, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are neither an “emerging growth company” nor a “smaller reporting company”. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Ligand is subject to a lock-up agreement with us that restricts its ability to transfer shares of our common stock, including shares issuable upon exercise of warrants to purchase shares of our common stock, until January 23, 2017. Beginning on July 7, 2016, shares held by our executive officers, directors and certain holders of our outstanding common stock were released from lock-up agreements with the underwriters of the April 2016 underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the April 2016 Offering and, subject to certain limitations, including sales volume limitations, became eligible for sale in the public market. Sales of stock by these stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 708,443 shares of our common stock were reserved as of September 30, 2016 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

In addition, pursuant to the April 2016 Offering, we issued warrants to purchase an aggregate of 8,625,000 shares of our common stock, or the Warrants, which have an exercise price of $1.50 per share of common stock and will expire on April 13, 2021. We have also issued to Ligand a warrant to purchase up to 960,000 shares of our common stock, which has an exercise price of $1.50 per share of common stock and will expire on April 13, 2021, and to the representative of the underwriters for our initial public offering a warrant to purchase up to 82,500 shares of our common stock, which is exercisable for cash or on a cashless basis, has an exercise price of $10.00 per share of common stock and will expire on April 28, 2020. To the extent that any of the foregoing warrants are exercised, our stockholders will experience additional dilution, which could have a material adverse effect on the trading price of our common stock.

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock, subject to the limitations of General Instruction I.B.6 of Form S-3.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.    To the extent that we sell shares pursuant to the Distribution Agreement, our stockholders will experience additional dilution, which could also have a material adverse effect on the trading price of our common stock.

On August 24, 2016, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the purchase agreement. Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. To the extent that we sell shares pursuant to the Purchase Agreement, our stockholders will experience additional dilution, which could also have a material adverse effect on the trading price of our common stock.

*Our management will continue to have broad discretion over the use of the proceeds we received in our public offerings and from the Loan and Security Agreement, and the proceeds we may receive pursuant to the Distribution Agreement and the Purchase Agreement, and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our public offerings and the proceeds from the Loan and Security Agreement, and the proceeds we may receive pursuant to the Distribution Agreement and the Purchase Agreement, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of the remaining net proceeds from our public offerings and the proceeds from the Loan and Security Agreement, the Distribution Agreement and the Purchase Agreement, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply the net proceeds from our public offerings or the proceeds from the Loan and Security Agreement, the Distribution Agreement or the Purchase Agreement in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

*If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On October 31, 2016, the last reported sale price for our common stock on the Nasdaq Capital Market was $1.07 per share. We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 24, 2016, pursuant to the terms of the Purchase Agreement with Aspire Capital, we issued and sold to Aspire Capital an aggregate of 333,333 shares of our common stock, or the Initial Shares, and also issued to Aspire Capital as a commitment fee 336,116 shares of our common stock, or the Commitment Shares.

The Initial Shares and the Commitment Shares, or, collectively, the Securities, were issued and sold to Aspire Capital in transactions exempt from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.  In the Purchase Agreement, Aspire Capital represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds have been invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments are in accordance with our investment policy. As of September 30, 2016, we had used $16,813,384 of the net proceeds from our initial public offering.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus relating to our initial public offering, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended September 30, 2016:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	—		—	—	—
August 1, 2016 - August 31, 2016	1,376	(1)	$1.29	—	—
September 1, 2016 - September 30, 2016	219	(1)	$1.45	—	—
Total	1,595		$1.31	—	—

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: November 10, 2016	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Michael Morneau
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.5	Registration Rights Agreement, dated as of August 24, 2016, by and between Viking Therapeutics, Inc. and Maxim Group LLC.	8-K	8/25/2016	4.1

10.1	Common Stock Purchase Agreement, dated as of August 24, 2016, by and between Viking Therapeutics, Inc. and Aspire Capital Fund, LLC.	8-K	8/25/2016	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Financial Statements.