Form 10-K
period 2016-12-31
Viking Therapeutics, Inc.
filed 2017-03-21
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2016 (the last trading day of the registrant’s second fiscal quarter of 2016), was $14,172,784. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and

13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2017 was 23,825,425.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. Hip fracture is a common injury among persons aged 60 and older. The acute recovery period post-injury is characterized by significant and rapid declines in bone mineral density, or BMD, and lean body mass, or LBM, which contribute to substantial morbidity and mortality in these patients. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes, with improved safety, tolerability and patient acceptance due to a tissue-selective mechanism of action and an oral route of administration.

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

In October 2015, we commenced enrollment for a Phase 2 proof-of-concept clinical trial in patients recovering from non-elective hip fracture surgery, and we expect to enroll a total of 120 patients and complete this clinical trial in mid-2017. We also plan to discuss with the U.S. Food and Drug Administration, or the FDA, potential clinical development of VK5211 in other acute use settings, such as cancer cachexia.

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

Our second program is focused on the development of orally available small molecule thyroid hormone receptor beta, or TRß, agonists. Our two lead molecules are VK2809 and VK0214. We believe selective thyroid receptor agonists have the potential to treat a variety of metabolic disorders. Thyroid hormone receptors are found in several tissues throughout the body. The TRß isoform is the major receptor subtype expressed in the liver and the thyroid hormone receptor alpha, or TRa, isoform is the major subtype expressed in the heart. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors, or LDL, receptors and increasing mitochondrial fatty acid oxidation. These characteristics in turn lead to reductions of LDL cholesterol, or LDL-C, plasma and liver triglycerides. We believe our selective TRß agonists are capable of achieving this unique lipid lowering profile without eliciting unwanted effects on the heart and thyroid hormone axis.

VK2809 is an orally available, tissue and receptor-subtype selective agonist of the thyroid beta receptor that is in Phase 2 development for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. We are developing VK2809 for the potential treatment of hypercholesterolemia and fatty liver disease as well as for the orphan indication Glycogen Storage Disease type Ia, or GSD Ia. We are developing VK0214 for the potential treatment of the orphan indication X-linked adrenoleukodystrophy, or X-ALD.

In a Phase 1 multiple ascending dose clinical trial, patients with mild hypercholesterolemia who were treated with VK2809 at doses of 5 mg and above experienced significant placebo-adjusted LDL-C reductions from baseline, ranging from approximately 15%-41%. In addition, placebo-adjusted triglyceride levels were reduced by more than 30% at doses of 2.5 mg and above. There were no serious adverse events observed in this trial, and no differences in heart rate, heart rhythm or blood pressure were observed between VK2809 and placebo-treated patients. In addition, VK2809 has demonstrated significant reductions in liver fat content in multiple animal models of fatty liver disease, suggesting potential efficacy in the setting of nonalcoholic steatohepatitis, or NASH. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 80 patients with hypercholesterolemia and fatty liver disease and expect to complete this clinical trial in the second half of 2017.

In the U.S., the number of patients with dyslipidemia was estimated to be greater than 100 million in 2013. In the U.S., 28.9% of adults, or 71.0 million people, have high LDL-C. NASH is a growing epidemic in the U.S., and is quickly becoming a leading cause of cirrhosis and liver failure. It is estimated that NASH affects 3% to 12% of American adults, or 6.0 to 25.0 million people. As a result, we believe the global market opportunity for VK2809 in hypercholesterolemia or NASH exceeds $1.0 billion.

In addition, we are also looking to utilize VK2809 to potentially help patients who suffer from GSD Ia.  GSD Ia is characterized by an inability to metabolize glucose precursors, resulting in hypoglycemia and increased lipogenesis.  The disease is caused by mutations in the gene for glucose-6-phosphatase, or G6PC, a critical enzyme involved in the production of glucose from either glycogen or gluconeogenesis.  Impaired G6PC function leads to dramatically elevated liver triglyceride levels in human patients and in animal models of the disease.  In patients, this may contribute to serious long-term complications, such as severe hepatomegaly, hepatic adenomas and hepatocellular carcinoma.  Manifestations of the disease begin to appear shortly after birth and continue through adolescence into adulthood.  There is currently no approved therapy for GSD Ia.

We recently conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia.  VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. Assuming ongoing proof-of-concept studies are positive, we then expect to file an IND to evaluate VK2809 in a Phase 1 study with GSD Ia patients in the second half of 2017.

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

Our Product Pipeline

The following table highlights our product pipeline:

Key: SARM, selective androgen receptor modulator; TRß, thyroid receptor beta; NASH, nonalcoholic steatohepatitis, GSD Ia, Glycogen Storage Disease type Ia, X-ALD, X-linked adrenoleukodystrophy.

We also have three additional programs targeting metabolic diseases and anemia. The most advanced is VK0612, a first-in-class, orally available Phase 2b-ready drug candidate for type 2 diabetes. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. Our preclinical programs are focused on identifying orally available erythropoietin, or EPO, receptor, or EPOR, agonists, for the potential treatment of anemia, and on the development of tissue-selective inhibitors of diacylglycerol acyltransferase-1, or DGAT-1, for the potential treatment of obesity and dyslipidemia.

Our Strategy

We intend to become a leading biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. The key elements of our strategy include:

•

Advance the development of VK5211 for hip fracture and other muscle wasting disorders. We are conducting a Phase 2 proof-of-concept clinical trial in patients recovering from non-elective hip fracture surgery, and we expect to enroll a total of 120 patients and complete the clinical trial in mid-2017. Pending positive data from this clinical trial, we plan to advance VK5211 into further clinical trials.

•

Advance the development of VK2809 for hypercholesterolemia and fatty liver disease. We are conducting a Phase 2 clinical trial in approximately 80 patients with hypercholesterolemia and fatty liver disease and expect to complete this clinical trial in the second half of 2017.

•

Advance the development of VK2809 for GSD Ia. Assuming ongoing proof-of-concept studies are positive, we then expect to file an IND to evaluate VK2809 in a Phase 1 study with GSD Ia patients in the second half of 2017.

•

Advance the development of VK0214 for X-ALD. We are evaluating VK0214 in an animal model of X-ALD and expect to complete the study in 2017. If these data are positive, we then plan to file an IND to evaluate VK0214 in a Phase 1 study with X-ALD patients.

•

Evaluate strategic partnership and collaboration opportunities. We are currently evaluating and plan to continue to selectively evaluate partnership and collaboration opportunities throughout the duration of our development programs. In addition, we may opportunistically pursue in-licensing opportunities.

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

In October 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial in patients recovering from non-elective hip fracture surgery, and we expect to enroll a total of 120 patients and complete this clinical trial in mid-2017. Pending positive data from this clinical trial, we plan to advance VK5211 in further clinical trials. We also plan to discuss with the FDA potential clinical development of VK5211 in other settings, such as cancer cachexia.

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

In a subsequent Phase 1 multiple ascending dose clinical trial, which commenced in 2010 and was completed in 2011, 76 healthy men in three cohorts were dosed daily with placebo, 0.1 mg, 0.3 mg or 1 mg of VK5211 for 21 days. The primary objective of the second Phase 1 clinical trial for VK5211 was to assess the safety and tolerability of escalating doses of VK5211 following repeated once-daily oral administration for 21 days in healthy men. Secondary objectives included a determination of the PK and PD of VK5211 following repeated once-daily oral administration for 21 days. Exploratory objectives included a determination of the effects of 21 days of treatment with VK5211 on lean body mass measured by dual energy X-ray absorptiometry scan, maximal voluntary strength measured by the one repetition maximum method, and stair climbing power. The average body mass index in all cohorts ranged from 24.6 kg/m2 to 27.0 kg/m2. In this clinical trial, subjects receiving 1 mg doses of VK5211 demonstrated a statistically significant 1.21 kilogram average increase in lean body mass. Positive, dose-dependent trends in strength and performance measurements were also observed. There were no significant changes or trends in fat mass across cohorts. VK5211 was shown to be safe and well tolerated, with a similar frequency of adverse events between the treated and placebo groups.  There were no drug-related serious adverse events.  In addition, there were no significant changes in hemoglobin, prostate-specific antigen, liver function tests or QT interval at any dose. VK5211 also displayed a favorable pharmacokinetic profile, without any changes in prostate-specific antigen.

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

Development Plans

We expect to develop VK5211 for potential treatment of a wide range of diseases and disorders in both men and women. Pending positive data from the Phase 2 hip fracture study, we plan to advance VK5211 in further clinical trials. We also plan to discuss with the FDA potential clinical development of VK5211 in other settings, such as cancer cachexia.

Novel Selective Thyroid Hormone Receptor-ß, or TRß, Agonists for Metabolic Disorders and Adrenoleukodystrophy

Product Summary

VK2809 and VK0214 are novel, orally available, selective TRß agonists in development for metabolic disorders and X-ALD. Thyroid hormone receptors are found in various tissues throughout the body. TRß is the major receptor isoform expressed in the liver and TRa is the major isoform expressed in the heart. The unique properties of our TRß agonists are designed to reduce or eliminate the deleterious effects of extra-hepatic thyroid receptor activation. In particular, high tissue and TRß selectivity may lead to reduced activity at the TRa receptor, which can be associated with increased respiration and cardiac tissue hypertrophy. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. These characteristics in turn lead to reductions of LDL-C, plasma and liver triglycerides. In addition, our chemical structures are not substrates for certain transporters involved in the uptake of thyroid hormone. Various animal models have shown that our molecules, as a result of their unique profiles, may have reduced cardiovascular effects versus thyroid hormone and other thyromimetics.  As a result of these characteristics, we believe our selective TRß agonists are capable of eliciting a unique lipid lowering profile without eliciting unwanted effects on the heart and thyroid hormone axis.

In Phase 1 clinical trials, subjects treated with VK2809 at doses of 5 mg and above experienced significant placebo-adjusted LDL-C reductions from baseline, ranging from approximately 15-41%. In addition, placebo-adjusted triglyceride levels were reduced by more than 30% at doses of 2.5 mg and above. There were no serious adverse events observed in this trial, and no differences in heart rate, heart rhythm or blood pressure were observed between VK2809 and placebo-treated patients. In addition, VK2809 has demonstrated significant reductions in liver fat content in multiple animal models of fatty liver disease, suggesting potential efficacy in the NASH and orphan disease GSD Ia settings.

We are developing VK2809 for the potential treatment of cholesterolemia and fatty liver disease. Because prior studies have shown excellent data in both the lipid-lowering setting and in models of fatty liver disease, we are conducting a Phase 2 clinical trial to evaluate both potential indications. We are targeting patients who have elevated cholesterol, fatty liver disease, and at least three risk factors for metabolic syndrome. Metabolic syndrome is considered a major driver for the onset of NASH. The primary endpoint of this trial will assess changes in LDL-C, with exploratory endpoints evaluating changes in liver fat content, inflammatory markers, and histological changes. We commenced the study in the second half of 2016 and expect to complete the study in the second half of 2017. Upon conclusion, we expect to be in a position to move forward in either hypercholesterolemia or NASH.

In addition, in February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  The disease, for which there is no approved treatment, results in an excess accumulation of glycogen and lipids in the liver, potentially leading to hepatosteatosis, liver failure, development of hepatic adenomas and hepatocellular carcinoma.  Increased triglyceride production and elevated hepatic triglyceride levels are characteristic of GSD Ia and associated with many manifestations of the disease.  GSD Ia is estimated to occur in approximately 1 in every 50,000 – 100,000 births in the United States.  As manifestations of the disease begin to present themselves at birth, a sizeable portion of GSD Ia patients are children. We recently conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. Assuming ongoing proof-of-concept studies are positive, we then expect to file an IND to evaluate VK2809 in a Phase 1 study with GSD Ia patients in the second half of 2017.

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

•	Encouraging tolerability: VK2809 has been well-tolerated at and above doses that we are currently administrating and plan to administer in future clinical trials.
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

Clinical Data for VK2809

VK2809 has been evaluated in two Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated subjects was similar to placebo-treated subjects. No differences in heart rate, heart rhythm or blood pressure were observed between VK2809 and placebo-treated patients. Mild increases in liver enzymes were observed at the higher doses of VK2809 along with dose-related mean shifts in thyroid hormone levels. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride, or TG, levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted TG levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts. We believe these preliminary results compare favorably with the lipid lowering activities of existing oral agents for hyperlipidemia.

Preclinical Data

VK2809, which is our most advanced TRß agonist, is a potent small molecule that is selective for the TRß receptor compared with the alpha receptor. VK2809 has an equilibrium dissociation constant Ki, which refers to the concentration of drug required to occupy 50% of available TRß receptors, of approximately 2 nanomoles per liter, and has approximately 16:1 selectivity for the beta receptor over the alpha receptor. VK2809 has demonstrated cholesterol-lowering activity in five animal species. In addition, VK2809 has demonstrated additive cholesterol lowering activity when combined with atorvastatin, an approved and widely prescribed medication for lowering cholesterol. Treatment of rodents with VK2809 also led to a beneficial reduction in liver fat content. For example, histologic evaluation of liver tissue, as well as quantitative data showing liver triglyceride content was reduced by more than 40% in some rodent models of hepatic steatosis, demonstrated encouraging preliminary signs of efficacy in the reduction of liver fat.  We believe the reduction of liver fat content results suggest a potential benefit in diseases characterized by excessive accumulation of lipids in liver tissue, such as NASH and GSD Ia. We believe the totality of results from our TRß agonist program suggest that VK2809 possesses an attractive profile for potential future development in a variety of metabolic disorders, including dyslipidemia, hypercholesterolemia, NASH and GSD Ia.

Hypercholesterolemia and NASH

We are currently conducting a Phase 2 clinical trial to evaluate patients with both cholesterolemia and fatty liver disease. We are targeting patients who have elevated cholesterol, fatty liver disease, and at least three of the five criteria developed by the National Cholesterol Education Program Adult Treatment Panel (NCEP ATP, 2005 revision) that are used to diagnose patients with metabolic syndrome. Metabolic syndrome is considered a major driver for the onset of NASH. The primary endpoint of this trial will assess changes in LDL-C, with exploratory endpoints evaluating changes in liver fat content, inflammatory markers and histological changes. We commenced the clinical trial in the second half of 2016 and expect to complete the clinical trial in the second half of 2017. Upon conclusion, we expect to be in a position to move forward in either hypercholesterolemia or NASH.

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

Glycogen Storage Disease type Ia

We are also developing VK2809 for potential treatment of GSD Ia. GSD Ia is a rare, orphan genetic disease caused by a deficiency of G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  The disease, for which there is no approved treatment, results in an excess accumulation of glycogen and lipids in the liver, potentially leading to hepatosteatosis, liver failure, development of hepatic adenomas and hepatocellular carcinoma.  Increased triglyceride production and elevated hepatic triglyceride levels are characteristic of GSD Ia and associated with many manifestations of the disease.  GSD Ia is estimated to occur in approximately 1 in every 50,000 – 100,000 births in the United States.  As manifestations of the disease begin to present themselves at birth, a sizeable portion of GSD Ia patients are children. We recently conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. Mean liver triglyceride content was reduced by more than 60% in VK2809-treated animals relative to vehicle-treated control animals, while average liver weight was reduced by more than 30% as compared to control animals.  Importantly, average liver weight as a percent of total body weight also declined by approximately 20% in treated as compared to control animals.  The study will continue to evaluate the impact of VK2809 on these and other disease markers. The ongoing proof-of-concept study is designed to evaluate the effects of VK2809 in Duke University’s G6PC knockout mouse model, which replicates many of the same biochemical and physiological characteristics present in GSD Ia patients.  Study mice are receiving VK2809 or vehicle once-daily and subsequently evaluated for changes in various measures of disease, including liver size, weight and triglyceride content.  Additional effects on glycogen and genetic markers are also being explored. Importantly, the preliminary results on hepatic markers are consistent with prior studies demonstrating VK2809’s ability to potently reduce liver fat in other models of hepatic steatosis. Assuming ongoing proof-of-concept studies are positive, we then expect to file an IND to evaluate VK2809 in a Phase 1 study with GSD Ia patients in the second half of 2017.

X-linked Adrenoleukodystrophy

We are developing VK0214 for X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. We plan to complete ongoing preclinical experiments with VK0214 in cell and animal models of X-ALD. We are conducting studies of VK0214 in an in vivo model of disease. Pending completion of this work, we expect to commence work directed toward filing an IND.

X-ALD is caused by mutations in a peroxisomal transporter of VLCFA known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. TRß is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary in vitro data suggest that VK0214 stimulates ABCD2 expression. We are conducting studies of VK0214 in an in vivo model of disease. Pending completion of this work, we expect to commence work directed toward filing an IND.

X-ALD is a rare, often fatal condition believed to occur with an incidence of approximately one in 17,000 births. X-ALD is caused by mutations in the gene encoding for ABCD1, which is located on the X chromosome. Men have one X chromosome, while women have two copies. Because of this, an inherited mutation in the ABCD1 gene is more likely to manifest in males relative to females. The ABCD1 protein plays a critical role in the transport of VLCFA into a cellular organelle called the peroxisome, where VLCFA metabolism and disposal occur. Without functional ABCD1, VLCFA accumulate in cells, including neural cells, where they can lead to membrane disruption and damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, adrenal dysfunction and other complications, including death. X-ALD is divided into various sub-segments, which are broadly characterized by the presence or absence of brain inflammation:

•

Cerebral adrenoleukodystrophy (CALD): The most severe form of X-ALD is cerebral adrenoleukodystrophy, or CALD. CALD is characterized by a progressive inflammatory destruction of myelin, leading to severe loss of neurological function and eventual death. Approximately 35% to 40% of male X-ALD patients present with cerebral involvement at a younger age, between the ages of 5 and 12 years. However, up to 20% of male X-ALD patients develop cerebral involvement later in life, between the ages of 20 and 35 years. In male children affected by CALD, learning and behavioral problems are often the first clinical manifestations of disease. In the absence of intervention, patients affected by CALD typically experience rapid degeneration into vegetative state within 3 to 5 years, often resulting in death within 10 years of diagnosis.

•

Adrenomyeloneuropathy (AMN): Adrenomyeloneuropathy, or AMN, is the more common form of X-ALD and is considered the default form of the disease in patients surviving beyond childhood. AMN is expected to affect all adult males with ABCD1 mutations, and approximately 65% of females. In males, the diagnosis is usually made between the ages of 20 and 50 and in females after the age of 65. AMN accounts for approximately half of all patients diagnosed with X-ALD. Patients with AMN generally present with slowly progressive symptoms resulting from (non-inflammatory) disruption of the axons, which are a fundamental component of the central nervous system (which allows nerve signals to be transmitted), in the spinal cord. Patients experience a variety of symptoms, including weakness in the legs, impaired vibration sense, incontinence and impotence. Severe motor disability, requiring the use of a wheelchair or cane, develops over a 3 to 15 year period. Many patients experience lower limb paralysis. While AMN is generally considered to develop more gradually relative to CALD, approximately 35% of AMN patients experience a rapid progression of myelopathy over a three to five year period. In addition, approximately 40% of AMN patients have or will develop CALD, with varying degrees of associated inflammation.

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

Three Pipeline Programs Target Metabolic Disease with Large Unmet Medical Need

We have a pipeline with three additional programs targeting metabolic diseases and anemia. Our pipeline programs include VK0612, a first-in-class, orally available Phase 2b-ready drug candidate for type 2 diabetes. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. Our preclinical programs are focused on identifying orally available EPOR, agonists, for the potential treatment of anemia, and on the development of tissue-selective inhibitors of diacylglycerol acyltransferase-1, or DGAT-1, for the potential treatment of obesity and dyslipidemia.

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

EPO Receptor (EPOR) Agonist Program

We are developing small molecule agonists of the EPOR, for the potential treatment of anemia. Anemia results from a decrease in red blood cells and is typically experienced by patients with renal complications, cancer patients and HIV/AIDS patients. These patients currently receive recombinant human EPO and other erythropoiesis-stimulating agents, or ESAs. Total worldwide sales of these agents exceeded $7.2 billion in 2015. However, these agents have a number of limitations, including cost of drug manufacturing, cost of treatment, a non-oral route of administration, and potential for immunogenicity, or possibility of inducing an immune response. Furthermore, ESA treatment is associated with an increased risk of adverse cardiovascular complications in patients with kidney disease when used to increase hemoglobin levels above 13.0 g/dL, and may be related to an increase in mortality in cancer patients. We believe that our drug candidates have the potential to treat anemia with improved safety, tolerability and route of administration. We plan to conduct further preclinical studies and file an IND with the FDA at a future date.

Diacylglycerol Acyltransferase-1 (DGAT-1) Inhibitor Program

We are developing small molecule inhibitors of the enzyme DGAT-1 for the potential treatment of metabolic disorders such as obesity and dyslipidemia. According to the CDC, approximately 36% of the adult U.S. population is obese, with the prevalence expected to exceed 40% by 2018. The World Health Organization estimates at least 500 million people are currently obese worldwide. DGAT-1 is a potential therapeutic target for reduction of triglyceride levels in the circulation and fat accumulation in adipose tissues. DGAT-1 null mice exhibit both reduced post-meal plasma triglyceride levels and increased energy expenditure, but have normal levels of circulating free fatty acids. Conversely, transgenic mice that overexpress DGAT-1 in adipose tissue are predisposed to obesity when fed a high-fat diet and have elevated levels of circulating free fatty acids. We have developed a series of novel compounds with tissue- targeting properties intended to mitigate potential side effects by selectively targeting the enterocyte, or intestinal absorptive cells, in the intestine, to inhibit dietary triglyceride uptake, or the liver, to inhibit de novo triglyceride synthesis. We plan to conduct further preclinical studies and file an IND with the FDA at a future date.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Novartis AG and Morphosys AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Helsinn Group, Morphosys AG, Bristol-Myers Squibb, Pfizer and Eli Lilly and Company. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of several development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT505 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., GS-9674 from Gilead Sciences, Inc., emricisan from Conatus Pharmaceuticals Inc., GR-MD-02 from Galectin Therapeutics, and MGL-3196 from Madrigal Pharmaceuticals, Inc. In addition, we are aware of active programs at Nitto Denko Corporation, NGM Biopharmaceuticals, Inc., Enanta Pharmaceuticals, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics, Bristol-Myers Squibb and AstraZeneca plc.

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

Manufacturing and Supply

We do not have any manufacturing facilities and do not intend to develop any manufacturing capabilities. We believe that we have sufficient supplies of VK5211 and VK2809 drug substance to allow for completion of our VK5211 and VK2809 Phase 2 clinical trials. Bulk active pharmaceutical ingredient, or API, and certain dosage forms are currently in storage in compliance with good manufacturing practices, or cGMP, requirements. We believe that a majority of the existing API will be suitable for formulation into clinical trial material. We also have identified multiple contract manufacturers to provide commercial supplies of the formulated drug candidates if they are approved for marketing. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with the regulatory requirements of the FDA and the European Medicines Agency, or EMA.

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, and conducting certain clinical trials and preclinical studies related to these programs. Each of our programs is based on small molecules licensed from Ligand pursuant to our Master License Agreement with Ligand, which we entered into on May 21, 2014.

Agreements with Ligand

Master License Agreement

On May 21, 2014, we entered into a Master License Agreement, as amended on each of September 6, 2014, April 8, 2015, and March 21, 2016, or the Master License Agreement, with Ligand pursuant to which, among other things, Ligand granted to us and our affiliates an exclusive, perpetual, irrevocable, worldwide, royalty-bearing right and license under (1) patents related to (a) our VK5211 program and any other compounds comprised by specified SARM patents and derivatives of such compounds, or SARM Compounds, (b) our VK2809 and VK0214 programs and any other compounds comprised by specified TRß patents and any derivatives of such compounds, or TRß Compounds, (c) our VK0612 program and any other compounds comprised by specified FBPase patents and derivatives of such compounds, or FBPase Compounds, (d) our EPOR program and any other compounds comprised by specified EPOR patents and derivatives of such compounds, or EPOR Compounds, and (e) our DGAT-1 program and any other compounds comprised by specified DGAT-1 patents and derivatives of such compounds, or DGAT-1 Compounds; (2) related know-how controlled by Ligand; and (3) physical quantities of SARM Compounds, TRß Compounds, FBPase Compounds, EPOR Compounds and DGAT-1 Compounds, or, collectively, the Licensed Technology, to research, develop, manufacture, have manufactured, use and commercialize the Licensed Technology in and for all therapeutic and diagnostic uses in humans or animals. We have the right to sublicense these rights in certain circumstances. Pursuant to the terms of the Master License Agreement, we have the exclusive right and sole responsibility and decision-making authority for researching and developing any pharmaceutical products that contain or comprise one or any combination of a SARM Compound, TRß Compound, FBPase Compound, EPOR Compound or DGAT-1 Compound, or, collectively, the Licensed Products. We also have the exclusive right and sole responsibility and decision-making authority to conduct all clinical trials and preclinical studies that we believe are appropriate to obtain the regulatory approvals necessary for commercialization of the Licensed Products, and we will own and maintain all regulatory filings and all regulatory approvals for the Licensed Products. Additionally, pursuant to the terms of the Master License Agreement, we have the sole decision-making authority and responsibility and the exclusive right to commercialize any of the Licensed Products, either by ourselves or, in certain circumstances, through sublicensees selected by us. We also have the exclusive right to manufacture or have manufactured any Licensed Product ourselves or, in certain circumstances, through sublicensees or third parties selected by us. We will own any intellectual property that we develop in connection with the license granted under the Master License Agreement.

As partial consideration for the grant of the rights and licenses to us under the Master License Agreement, we issued to Ligand at the closing of our initial public offering of our common stock, or the IPO, 3,655,964 shares of our common stock having an estimated aggregate value of $29.2 million. Furthermore, as partial consideration for the grant of the rights and licenses to us under the Master License Agreement, we entered into the Loan and Security Agreement with Ligand (as discussed below).

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

Each of the loans is evidenced by a Secured Convertible Promissory Note, or the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2017, or the Maturity Date, unless the loans are repaid in cash or converted into equity prior to such time. Upon the consummation of our first bona fide capital financing transaction occurring after January 22, 2016, but prior to the Maturity Date, with aggregate net proceeds to us of at least $2,000,000, or the Next Financing, we will be required to repay $1,500,000 of the Ligand Note obligation to Ligand, with at least $300,000 of such payment to be paid in cash (with any greater cash amount determined by us in our sole and absolute discretion), and the balance of the $1,500,000 payment, or the Balance, to be paid in the form of such number of shares of our equity securities that are issued in the Next Financing equal to the quotient obtained by dividing the Balance by the lesser of (1) the lowest price per share paid by investors in the Next Financing, or the Financing Price, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Notwithstanding the foregoing, the number of shares that we may issue to Ligand will be reduced to the extent that the issuance of such shares would increase Ligand’s beneficial ownership of our common stock to greater than 49.9%, and any remaining amount of the Balance would have to be paid in cash. Each $1.00 of the $1,500,000 payment will reduce the amount of accrued and unpaid interest and then unpaid principal amount of the loans under the Ligand Note by $0.50.

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

Management Rights Letter

As a condition to entering into the Master License Agreement, the Loan and Security Agreement and the Ligand Note, we entered into a Management Rights Letter with Ligand, dated as of May 21, 2014, or the Management Rights Letter. Pursuant to the Management Rights Letter, we agreed to: (1) expand the size of our board of directors so as to create one new directorship on our board of directors, and (2) appoint an individual named by Ligand, or the Ligand Director, to fill the newly-created directorship. Pursuant to the terms of the Management Rights Letter, the Ligand Director is entitled to receive the same compensation, including cash payments and equity incentive grants, as is provided to our other directors; however, the Ligand Director is not entitled to receive the compensation provided to our directors in their capacity as members of a committee of our board of directors. Furthermore, we agreed to provide Ligand with advance written notice of the date of the annual meeting of our stockholders for each year in which the Ligand Director is up for election so as to permit Ligand to designate the Ligand Director for election at such annual meeting, and to nominate the Ligand

Director to our board of directors at each such annual meeting of our stockholders. In addition, under the Management Rights Letter, we granted Ligand certain contractual management rights in the event Ligand is not represented on our board of directors, including the right to consult with us and offer advice to our management on significant business issues and the right to receive copies of all notices, minutes, consents and other material that we provide to our directors, subject to certain exceptions. We also agreed that, upon the consummation of the IPO, we would appoint a Chairperson of our board of directors who is “independent” under applicable Securities and Exchange Commission, or SEC, rules and the rules and listings standards of The Nasdaq Stock Market LLC. In accordance with the terms of the Management Rights Letter, Matthew W. Foehr was appointed to our board of directors as the Ligand Director and Lawson Macartney, DVM, Ph.D. was appointed Chairperson of our board of directors. The Management Rights Letter will terminate upon the earliest to occur of: (a) the liquidation, dissolution or indefinite cessation of our business operations; (b) the execution by us of a general assignment for the benefit of creditors or the appointment of a receiver or trustee to take possession of our property and assets; (c) an acquisition of us by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) if our stockholders of record as constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; (d) the date that Ligand and its affiliates collectively cease to beneficially own at least 7.5% of our outstanding voting stock; or (e) May 21, 2024.

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

Mandatory Resale Registration Rights

Pursuant to the Registration Rights Agreement, on February 14, 2017, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, covering the resale of the full amount of the Registrable Securities.  We are obligated to use commercially reasonable efforts to have the Registration Statement declared effective by the SEC as soon as practicable after it is filed with the SEC, but in no event later than (1) in the event the SEC Staff does not review the Registration Statement, March 24, 2017 or (2) in the event the SEC Staff reviews the Registration Statement, May 23, 2017. If such Registration Statement is not declared effective by the SEC Staff by a certain date, or if, on any day after the Registration Statement is declared effective by the SEC Staff, sales of all of the Registrable Securities required to be included in the Registration Statement cannot be made pursuant to the Registration Statement, then we will, subject to certain exceptions, be obligated to pay to Ligand an amount in cash equal to 1% of the aggregate value of the Registrable Securities, measured as of the date of their issuance, on the day of such failure or ineffectiveness of, or inability to use, the Registration Statement and on every thirtieth day thereafter (pro-rated for partial periods) until such failure or ineffectiveness of, or inability to use, the Registration Statement is cured; up to a maximum of 5% of the aggregate value of the Registrable Securities, measured as of the date of their issuance.

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

Form S-3 Registration Rights

The Registration Rights Agreement also provides that after the IPO, we will use our commercially reasonable efforts to qualify for the use of Form S-3 for purposes of registering the issuance and/or resale of the Registrable Securities. Once we have qualified for the use of Form S-3, we have agreed to convert the Registration Statement on Form S-1 that is initially to be filed to register the resale of the Registrable Securities into a Registration Statement on Form S-3.  Pursuant to the Registration Rights Agreement, on February 14, 2017, we filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the full amount of the Registrable Securities.

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

Pursuant to the Representative’s Warrant, on February 14, 2017, we filed a Registration Statement on Form S-3 under the Securities covering the resale of the full amount of the Registrable Warrant Shares.

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

An investigational drug product that is a combination of two different drugs in the same dosage form must comply with an additional rule that requires that each component make a contribution to the claimed effects of the drug product. This typically requires larger studies that test the drug against each of its components. In addition, typically, if a drug product is intended to treat a chronic disease, as is the case with some of our products, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of drug candidates or new drugs for a considerable period of time and impose costly procedures upon our activities.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.0 million for fiscal year 2017) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or BLA applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States, except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

In addition, the manufacturer or sponsor under an approved NDA is subject to annual product and establishment fees, currently exceeding $97,750 per product and $512,200 per establishment for fiscal year 2017. These fees are typically increased annually.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

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

Many of the details regarding the implementation of the PPACA are yet to be determined, and, at this time, the full effect of the PPACA on our business remains unclear.  Further, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA.  We cannot predict the ultimate form or timing of any repeal or replacement of the PPACA or the effect such a repeal or replacement would have on our business.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We plan to file additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of February 28, 2017, are as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
VK5211 (SARM)	7	13	U.S., Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, Taiwan, and Venezuela	2025-2028
Other SARM	6	33	U.S., Canada, India, Japan, Korea, Mexico, Australia, China, New Zealand, Argentina, Brazil, Europe, and Israel	2017-2026
TRß agonists	9	3	U.S., Australia and Canada	2026-2037
VK0612 (FBPase inhibitor)	1	14	U.S., China, Hong Kong, Israel, Korea, Mexico, India, Indonesia, New Zealand, and PCT.	2019-2020
FBPase Inhibitor Combinations	0	12	U.S., China, Korea, Israel, Mexico, Portugal, New Zealand, and Russia	2019-2021
DGAT-1 Inhibitors	2	3	U.S. and Europe	2030
EPOR Inhibitors	9	5	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030-2031

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

Research and Development Expenses

Our research and development expenses were $9,000,499 and $6,966,842 for the years ended December 31, 2016 and 2015, respectively.

Employees

As of February 28, 2017, we had ten full-time employees and two part-time employees, four of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees is subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

Risks Relating to Our Business

We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the years ended December 31, 2016 and 2015 was $14,731,822 and $23,403,988, respectively. As of December 31, 2016, we had an accumulated deficit of $60,277,267. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK5211, VK2809, VK0214, VK0612 and preclinical programs for anemia and metabolic disorders. Selective androgen receptor modulators, or SARMs, such as our lead program VK5211, are key compounds used by us in the development and commercialization of our drug candidates. All of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. We completed a Phase 1 clinical trial and initiated a Phase 2 clinical trial for VK5211 and recently initiated a Phase 2 clinical trial and certain preclinical studies for VK2809 and certain preclinical studies for VK0214. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

We are a clinical-stage company, and the development and commercialization of our drug candidates is uncertain and expected to require substantial expenditures. We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2016 states that our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2016 to cover our operating and capital requirements for the next 12 months following the issuance of the financial statements; and in the event that sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Although it is difficult to predict our liquidity requirements, as of December 31, 2016, and based upon our current operating plan, we do not believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements unless we raise additional capital. Our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty. In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations, which could have a material adverse effect on our business, financial condition and results of operations.

Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2016, we had cash and cash equivalents and investments totaling $13,150,560.

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

We have relied upon and plan to continue to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our licensed ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices, or cGMP, good clinical practices, or GCP, and good laboratory practice, or GLP, which are a collection of laws and regulations enforced by the FDA, EMA or comparable foreign authorities for all of our drug candidates in clinical development.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our drug candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application, or MAA, on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA, EMA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our drug candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our drug candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted.  The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA and Medicare.  We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

In Europe, the United Kingdom has indicated its intent to withdraw from the European Union in the future.  A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, and the EMA is currently located in the United Kingdom.  We cannot predict what consequences the withdrawal of the United Kingdom from the European Union, if it occurs, might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of February 28, 2017, we had ten full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2016, we had five patent applications pending and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of December 31, 2016, we in-licensed six patents in the U.S. and several other patents in certain foreign jurisdictions. As of December 31, 2016, for each of VK2809 and VK0214, we in-licensed one patent in the U.S. and, for VK2809, additional patents in certain foreign jurisdictions. For VK0612, as of December 31, 2016, we in-license two patents in the U.S. and several other patents in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions. See “Intellectual Property” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

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

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may apply for, own or license in the future subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China, where we currently have a number of licensed patents and licensed patent applications, currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2016, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2016, our executive officers, directors and 5% or greater stockholders beneficially owned 42.8% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of December 31, 2016, Ligand and its affiliates beneficially owned approximately 35.0% of our outstanding common stock. In addition to the above ownership, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are neither an “emerging growth company” nor a “smaller reporting company”.

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

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016, our management is required to report on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Beginning on January 23, 2017, shares held by Ligand were released from our lock-up agreement with Ligand and, subject to certain limitations, including sales volume limitations, such shares became eligible for sale in the public market. Sales of stock by Ligand or our other stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to certain exceptions. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 631,136 shares of our common stock were reserved as of December 31, 2016 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, a California limited liability company, or PoC, pursuant to which, among other things, we sold to PoC, and PoC purchased from us, 1,286,173 shares of our common stock for an aggregate issue price of $1,800,000. The proceeds from the sale of such shares are reserved exclusively to fund certain of our clinical trials pursuant to a master services agreement with a clinical research organization.  Pursuant to the SPA, we also agreed to prepare and file one or more registration statements with the SEC for the purpose of registering the shares for resale. On February 14, 2017, we filed a registration statement covering the resale of the full amount of the shares issued to PoC pursuant to the SPA. Following effectiveness of such registration statement, the shares issued to PoC will become eligible for sale in the public market. Sales of stock by PoC, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

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

At December 31, 2016, we had net operating loss carryforwards of approximately $11,468,000 for federal and $11,307,000 for state tax purposes, both of which will begin to expire in 2032. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. While there was an initial limitation of the loss carryforwards as of December 31, 2015, we performed an analysis and determined that the full amounts of the $11,468,000 federal and $11,307,000 state tax net operating loss carryforwards are available for utilization as of December 31, 2016.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On three days in November 2016, the last reported sale price for our common stock on the Nasdaq Capital Market was less than $1.00 per share. We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Capital Market on April 28, 2015 and trades under the symbol “VKTX”. Prior to April 28, 2015, there was no public market for our common stock. Warrants to purchase shares of our common stock issued as part of the underwritten public offering in April 2016 began trading on the Nasdaq Capital Market under the symbol “VKTXW” effective April 8, 2016.  The following tables set forth the high and low sales prices per share of our common stock and warrants as reported on the Nasdaq Capital Market for the periods indicated.

Common Stock

	Price Range
	High	Low

Year Ended December 31, 2015
Second Quarter (from April 29, 2015)	$10.23	$6.69
Third Quarter	$7.75	$5.00
Fourth Quarter	$7.14	$1.89

Year Ended December 31, 2016
First Quarter	$4.24	$1.37
Second Quarter	$2.89	$1.06
Third Quarter	$1.54	$1.22
Fourth Quarter	$1.50	$0.90

Warrants

	Price Range
	High	Low

Year Ended December 31, 2016
Second Quarter (from April 8, 2016)	$0.53	$0.05
Third Quarter	$0.52	$0.27
Fourth Quarter	$0.52	$0.35

Holders of Record

As of February 28, 2017, there were approximately nineteen stockholders of record of our common stock and one holder of record of our publicly traded warrants. Certain shares and warrants are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Repurchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2016:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2016 – October 31, 2016	—		—
November 1, 2016 – November 30, 2016	—		—
December 1, 2016 – December 31, 2016	4,380	(1)	$1.19	—	—
Total	4,380		$1.19	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds have been invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments are in accordance with our investment policy. As of December 31, 2016, we have used $19,324,384 of the net proceeds from our initial public offering.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus, relating to our initial public offering, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

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

Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We commenced the Phase 2 clinical trial of VK5211 in October 2015 and expect to complete the trial in mid-2017.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is in Phase 2 development for the treatment of patients with hypercholesterolemia and fatty liver disease. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 80 patients with hypercholesterolemia and fatty liver disease and expect to complete this clinical trial in the second half of 2017.

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase (G6PC), an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Assuming ongoing proof-of-concept studies are positive, we then expect to file an IND to evaluate VK2809 in a Phase 1 study with GSD Ia patients in the second half of 2017.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

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

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, we repaid $1,500,000 of the Secured Convertible Promissory Note issued to Ligand on May 21, 2014, or the Ligand Note, with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of our common stock and a warrant to purchase up to 960,000 shares of Company’s common stock, or the Ligand Warrant.  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the year ended December 31, 2016, we sold 778,849 shares of our common stock under the Distribution Agreement, resulting in net proceeds to us of $956,518, after deducting the sales agent’s commission.

On August 24, 2016, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock, or the Initial Shares, at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued to Aspire Capital 336,116 shares of common stock as a commitment fee, or the Commitment Shares. Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the year ended December 31, 2016, 150,000 shares were issued pursuant to the Purchase Agreement resulting in net proceeds to us of $173,250, in addition to the Initial Shares and the Commitment Shares.

Although it is difficult to predict our liquidity requirements, as of December 31, 2016, and based upon our current operating plan, we do not believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months unless we raise additional capital. As of December 31, 2016, we had an accumulated deficit of $60,277,267. These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of drug candidates discussed above and the related non-cash interest expense recorded for increases in the deemed fair market value for the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211 and VK2809 and preclinical development of VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2015, we charged $6,966,842 to research and development expense as following the IPO, we initiated third party manufacturing of certain drug supply and we initiated efforts related to conducting Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214.  During the year ended December 31, 2016, we charged $9,000,499 to research and development expense related to our continued efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Other Expense

Other expense, following the IPO, includes the change in fair value of the debt conversion feature liability contained in the Ligand Note, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments.  Prior to the consummation of the IPO, other expense also included the change in fair value of the debt conversion feature liability contained in our outstanding convertible promissory notes issued from September 2012 through June 2013, or the Convertible Notes, and the interest expense and non-cash amortization of debt discount cost associated with the Convertible Notes, and the change in fair value at each reporting period of the accrued license fees payable to Ligand under the Master License Agreement with Ligand, as amended, or the Master License Agreement.  Upon the consummation of the IPO, the Convertible Notes, and the accrued interest and related debt conversion feature liability under the Convertible Notes, and the accrued license fees payable to Ligand under the Master License Agreement were converted to equity and, therefore, changes in their fair values are no longer recorded as expense.

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

Revenue Recognition

We have not recorded any revenues since our inception. However, in the future, we may enter into collaborative research and licensing agreements, under which we could be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and royalties.

Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided by us. Amounts received for research funding are recognized as revenue as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where we act as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

The Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Topic 605-28, Revenue Recognition – Milestone Method, or ASC 605-28, established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (1) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (3) that would result in additional payments being due to us. The determination that a milestone is substantive is subject to management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (a) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Research and Development

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to CROs and clinical trial sites, employee and consultant related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

We estimate our preclinical study and clinical trial expenses based on the services we received pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. We accrue service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of our service providers invoice us in arrears, and to the extent that amounts invoiced differ from our estimates of expenses incurred, we accrue for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include:

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

In May 2014, we entered into the Master License Agreement, pursuant to which we acquired certain rights to a number of research and development programs from Ligand. In doing so, we updated our policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. We note that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in our statement of operations.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred to general and administrative expense, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

We generally use the straight-line or graded vesting method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. For options with a graded vesting schedule, we use the graded vesting schedule to allocate compensation cost to reporting periods. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. For restricted stock and restricted stock unit awards, we generally use the straight-line or graded vesting method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, we recognize stock-based compensation expense when it becomes probable that the performance conditions will be met. At the point that it becomes probable that the performance conditions will be met, we record a cumulative catch-up of the expense from the grant date to the current date, and we then amortize the remainder of the expense over the remaining service period.

Prior to the IPO, we accounted for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated award date fair values, which estimates were highly complex and subjective in nature. We used the straight-line or graded vesting method to allocate compensation cost to reporting periods over each restricted award’s requisite service period, which was generally the vesting period, and estimated the fair value of restricted stock-based awards to employees and consultants using a Monte Carlo market approach simulation method and performed an allocation of value to common stock based on the estimated time to a liquidity event. In addition, we accounted for performance-based restricted stock awards to employees by determining the fair value of the restricted stock award at the date of issuance by using the Probability Weighted Expected Return Method, or PWERM, and then assessing at each balance sheet date the probability of the performance criteria being met. If the probability of achieving the criteria was deemed less-than-probable, then no expense was recorded. At the point where the criteria were deemed probable of being met, we then began recording stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria were expected to be completed.

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

ASC Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		$ Change	% Change
	2016	2015
Research and development expenses	$9,000,499	$6,966,842	$2,033,657	29.2%

The increase in research and development expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to an increase in expenses of $2,768,889 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $321,671 related to services provided by third party consultants, offset by a decrease in expenses of $881,783 related to clinical manufacturing for our drug candidates, and $315,192 related to stock based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		$ Change	% Change
	2016	2015
General and administrative expenses	$4,846,776	$5,029,636	$(182,860)	(3.6)%

The decrease in general and administrative expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to decreases in stock-based compensation expense of $491,929 and salaries and related benefits of $176,359, offset by increases of $221,286 in legal and patent expenses, $163,963 in professional services and investor related expenses, and $130,927 in insurance premiums expense.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		$ Change	% Change
	2016	2015
Other income (expense)	$(884,547)	$(11,407,510)	$10,522,963	(92.2)%

Other income (expense) recognized during the year ended December 31, 2016 consisted primarily of expenses of $1,788,088 related to the amortization of the Ligand Note discount, $105,551 of interest expenses related to the Ligand Note and $138,701 of amortization expenses related to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, offset by income of $1,064,170 related to the change in fair value of the Ligand Note’s conversion feature.

Other income (expense) recognized during the year ended December 31, 2015 consisted primarily of an expense of $9,381,848 related to the change in fair value of the license fee liability in accordance with the Master License Agreement, which required the license fee liability to be marked to market at each reporting period, an expense of $980,434 related to the change in fair value of the Ligand Note’s conversion feature, an expense of $887,426 related to the amortization of the Ligand Note discount and $125,000 of interest expenses related to the Ligand Note.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2016 included in this Annual Report on Form 10-K states that our independent registered public accounting firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31,

2016 to cover our operating and capital requirements for the next 12 months following the issuance of the financial statements.  In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations. Our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the year ended December 31, 2016, we sold 778,849 shares of our common stock under the Distribution Agreement resulting in net proceeds to us of $956,518, after deducting the sales agent’s commission.

On August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement the 333,333 Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued to Aspire Capital the 336,116 Commitment Shares. Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale.  During the year ended December 31, 2016, 150,000 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $173,250, in addition to the Initial Shares and the Commitment Shares.

The following table summarizes our cash flows for the periods indicated below:

	2016	2015
Cash used in operating activities	$(11,071,263)	$(8,731,494)
Cash used in investing activities	$3,029,765	$(13,470,042)
Cash provided by financing activities	$10,348,450	$22,214,229

Cash Used in Operating Activities

During the year ended December 31, 2016, cash used in operating activities of $11,071,263 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in accrued expenses offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in accounts payable and prepaid expenses.

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

Cash Used in Investing Activities

During the year ended December 31, 2016, cash provided by investing activities of $3,029,765 resulted primarily from the proceeds of sales and maturities of investments of $19,952,000 offset by the purchase of investments of $16,922,235.

During the year ended December 31, 2015, cash used in investing activities of $13,470,042 resulted from the investment of the proceeds from the IPO into short term investments that are available for sale.

Cash Provided by Financing Activities

During the year ended December 31, 2016, cash provided by financing activities was $10,348,450, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $11,548,518 offset by $1,096,205 in payments of certain deferred offering and financing costs.

During the year ended December 31, 2015, cash provided by financing activities of $22,214,229 was primarily due to the net proceeds from the IPO of $25,392,500 (after deducting underwriting discounts and commissions) offset by payment of certain other offering expenses of $2,782,462.

Future Funding Requirements

As of December 31, 2016, and based upon our current operating plan, we do not believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements unless we raise additional capital. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU No. 2014-09, which have the same effective date and transition date of January 1, 2018:

•

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

•

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU No. 2014-09, including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

We will continue to evaluate the potential impact that these standards will have on our financial position and results of operations, although there is no current impact of this new guidance on our financial statements as we do not currently have any revenue generating arrangements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. We are currently evaluating the effect that ASU 2016-02 will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. We currently plan to implement ASU 2016-09 as required in the first quarter of fiscal year 2017. We do not expect the adoption of ASU 2016-09 to have a material effect on our financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the statement of operations will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that ASU 2016-13 will have on our financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which amends ASC Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effects that ASU 2016-15 will have on our financial statements and related disclosures.

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

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, the individuals serving as our principal executive officer and principal financial officer has each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

Our business and affairs are managed under the direction of our board of directors, or our Board, which currently consists of five members.  The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management.

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, our Board is divided into three classes with staggered three-year terms.  Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms.  Our directors are divided among the three classes as follows:

•	our class II directors are Mr. Singleton and Mr. Webster and their term will expire at the annual meeting of stockholders to be held in 2017;

•	our class III directors are Dr. Lian and Dr. Macartney and their term will expire at the annual meeting of stockholders to be held in 2018; and

•	our class I director is Mr. Foehr and his term will expire at the annual meeting of stockholders to be held in 2019.

At each annual meeting of stockholders, the successors to the directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.  In addition, the authorized number of directors may be changed only by resolution of our Board.  Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.  This classification of our Board may have the effect of delaying or preventing a change of our management or a change in control.

The names of our current directors, their ages as of February 28, 2017, director class and biographies are listed below.  There are no family relationships between or among any of our directors.

Name	Age	Director Class	Position(s)
J. Matthew Singleton	64	Class II	Director
Stephen W. Webster	55	Class II	Director
Lawson Macartney, DVM, Ph.D.	59	Class III	Chairperson of the Board of Directors
Brian Lian, Ph.D.(1)	51	Class III	President and Chief Executive Officer, Director
Matthew W. Foehr	44	Class I	Director

___________

(1)	Please see “Information Regarding Executive Officers” below for Dr. Lian’s biography.

J. Matthew Singleton has served as a member of our Board since May 2014.  In October 2011, Mr. Singleton retired from his position as Executive Vice President and Chief Financial Officer of CitationAir (formerly CitationShares LLC), a privately held jet services company wholly-owned by Textron Inc., a public industrial conglomerate.  He had served in this position since 2000.  Mr. Singleton has extensive financial, accounting and transactional experience, including through his role as Managing Director, Executive Vice President and Chief Administrative Officer of CIBC World Markets, an investment banking company, for 20 years, from 1974 to 1994, at Arthur Andersen & Co., a public accounting firm, including as Partner-in-Charge of the Metro New York Audit and Business Advisory Practice, and as a Practice Fellow at the Financial Accounting Standards Board, a private organization responsible for establishing financial accounting reporting standards.  From 2003 until 2014, Mr. Singleton served as a director of Cubist Pharmaceuticals Inc., and as Audit Committee Chair beginning in 2004.  Mr. Singleton previously served as an independent director of Salomon Reinvestment Company Inc., a privately held investment services company.  Mr. Singleton received an AB in Economics from Princeton University and his MBA from New York University with a focus in Accounting.  We believe that Mr. Singleton’s financial, accounting and business expertise provide him with the qualifications and skills to serve as a member of our Board, and are of particular importance as we continue to finance our operations.

Stephen W. Webster has served as a member of our Board since May 2014.  Mr. Webster has served as the Chief Financial Officer of Spark Therapeutics, Inc., a biotechnology company, since July 2014.  He was previously SVP and Chief Financial Officer of Optimer Pharmaceuticals, Inc., a biotechnology company, from 2012 to 2013, until its acquisition by Cubist Pharmaceuticals, Inc. Prior to joining Optimer, Mr. Webster served as SVP and Chief Financial Officer of Adolor Corporation, a biopharmaceutical company, from June 2008 until its acquisition by Cubist Pharmaceuticals, Inc. in December 2011.  From 2007 until joining Adolor Corporation in 2008, Mr. Webster served as Managing Director, Investment Banking Division, Health Care Group for Broadpoint Capital Inc. (formerly First Albany Capital).  Mr. Webster previously served as co-founder, President and Chief Executive Officer for Neuronyx, Inc., a biopharmaceutical company, from 2000 to 2006.  From 1987 to 2000, Mr. Webster served in positions of increased responsibility, including as Director, Investment Banking Division, Health Care Group for PaineWebber Incorporated.  He serves as a Director of Nabriva Therapeutics AG (Nasdaq: NBRV). Mr. Webster holds an AB in Economics cum laude from Dartmouth College and an MBA in Finance from The Wharton School of the University of Pennsylvania.  We believe that Mr. Webster’s extensive experience in the biopharmaceutical industry, and in particular his prior service as chief financial officer and in other executive management roles, provide him with the qualifications and skills to serve as a member of our Board.

Lawson Macartney, DVM, Ph.D., has served as the Chairperson of the Board since May 2015 and as a member of our Board since May 2014.  Most recently, Dr. Macartney has taken the role of CEO of Scout Bio Inc., a gene therapy company developing therapies for companion animals.  He has also recently been appointed to the Board of Dechra PLC, an international animal health pharmaceutical company based in the UK, and to the Supervisory Board of Netherlands Translational Research Centre, a preclinical biopharmaceutical company based in The Netherlands. Dr. Macartney served as President, Chief Executive Officer and a member of the board of directors of Ambrx Inc., a biopharmaceutical company, from February 2013 to June 2015.  Prior to Ambrx, Dr. Macartney served at Shire AG, a specialty biopharmaceutical company, as Senior Vice President of the Emerging Business Unit from 2011 to 2013, where he was responsible for discovery initiatives through Phase 3 development of Shire’s Specialty Pharmaceutical portfolio.  Prior to joining Shire AG, he served at GSK, a pharmaceutical company, from 1999 to 2011, serving as Senior Vice President of Global Product Strategy and Project/Portfolio Management from 2007 to 2011, as Senior Vice President, Cardiovascular and Metabolic Medicine Development Center from 2004 to 2007, and as Vice President, Global Head of Cardiovascular, Metabolic and Urology Therapeutic Areas from 1999 to 2004.  Prior to joining GSK, Dr. Macartney was employed at Astra Pharmaceuticals from 1998 to 1999 in leadership roles in operations, marketing and sales, and served as Executive Director, Commercial Operations at AstraMerck, Inc., a pharmaceutical company, from 1996 to 1998.  Dr. Macartney received his Ph.D. from Glasgow University in Scotland in 1982, where he was a Royal Society Research Fellow, and his B.V.M.S. (equivalent to a D.V.M.) in 1979 from Glasgow University Veterinary School.  He is also trained in diagnostic pathology and is a Fellow of the Royal College of Pathologists.  We believe that Dr. Macartney’s extensive experience in leadership positions at numerous pharmaceutical companies qualifies him to serve on our Board.

Matthew W. Foehr has served as a member of our Board since May 2014.  Since February 2015, Mr. Foehr has served as President and Chief Operating Officer of Ligand, and previously served as Executive Vice President and Chief Operating Officer of Ligand from April 2011 to February 2015.  He has served on the board of directors of Ritter Pharmaceuticals, Inc. (NASDAQ: RTTR) since February 2015 and currently serves as on its audit and compensation committees. Mr. Foehr has over 20 years of experience in the pharmaceutical industry, having managed global operations and research and development programs.  From March 2010 to April 2011, he was Vice President and Head of Consumer Dermatology R&D, as well as Acting Chief Scientific Officer of Dermatology, in the Stiefel division of GSK.  Following GSK’s $3.6 billion acquisition of Stiefel Laboratories, Inc., a pharmaceutical company, in 2009, Mr. Foehr led the R&D integration of Stiefel into GSK.  At Stiefel Laboratories, Inc., Mr. Foehr served as Senior Vice President of Global R&D Operations, Senior Vice President of Product Development & Support, and Vice President of Global Supply Chain Technical Services from January 2007 to March 2010.  Prior to Stiefel, Mr. Foehr held various executive roles at Connetics Corporation, a pharmaceutical company, including Senior Vice President of Technical Operations and Vice President of Manufacturing.  Early in his career, Mr. Foehr managed manufacturing activities and worked in process sciences at both LXR Biotechnology Inc. and Berlex Biosciences.  Mr. Foehr is the author of multiple scientific publications and is named on numerous U.S. patents.  He received his BS in Biology from Santa Clara University.  We believe that Mr. Foehr’s past service in executive management roles for companies in the pharmaceutical industry and related experience provide him with the qualifications and skills to serve as a member of our Board.  Pursuant to the management rights letter between us and Ligand, a greater than 5% holder of our outstanding shares of common stock, dated May 21, 2014, Ligand has the right to nominate one individual for election to our Board, and Mr. Foehr is the current member of our Board nominated by Ligand.

Information Regarding Executive Officers

Our executive officers are elected by, and serve at the discretion of, our Board.  Our executive officers, their ages as of February 28, 2017, respective positions and biographies are listed below:

Name	Age	Position(s)
Brian Lian, Ph.D.	51	President and Chief Executive Officer, Director
Michael Morneau	51	Chief Financial Officer

Brian Lian, Ph.D., has served as our President and Chief Executive Officer and as a Director since our inception in September 2012.  Dr. Lian has over 15 years of experience in the biotechnology and financial services industries.  Prior to joining Viking, he was a

Managing Director and Senior Research Analyst at SunTrust Robinson Humphrey, an investment bank, from 2012 to 2013.  At SunTrust Robinson Humphrey, he was responsible for coverage of small and mid-cap biotechnology companies with an emphasis on companies in the diabetes, oncology, infectious disease and neurology spaces.  Prior to SunTrust Robinson Humphrey, he was Managing Director and Senior Research Analyst at Global Hunter Securities, an investment bank, from 2011 to 2012.  Prior to Global Hunter Securities, he was Senior Healthcare Analyst at The Agave Group, LLC, a registered investment advisor, from 2008 to 2011.  Prior to The Agave Group, he was an Executive Director and Senior Biotechnology Analyst at CIBC World Markets, an investment bank, from 2006 to 2008.  Prior to CIBC, he was a research scientist in small molecule drug discovery at Amgen, a biotechnology company.  Prior to Amgen, he was a research scientist at Microcide Pharmaceuticals, a biotechnology company.  Dr. Lian holds an MBA in accounting and finance from Indiana University, an MS and Ph.D. in organic chemistry from The University of Michigan, and a BA in chemistry from Whitman College.  We believe that Dr. Lian’s experience in the biotechnology industry, as well as his extensive investment banking and other experience in the financial services industry, provide him with the qualifications and skills to serve as a member of our Board and bring relevant strategic and operational guidance to our Board.

Michael Morneau has served as our Chief Financial Officer since May 2014.  Mr. Morneau has over 25 years of accounting and financial experience at public and private companies in the biotechnology and accounting industries.  Prior to Viking, from 2009 to 2014, he was VP of Finance and Chief Accounting Officer at Trius Therapeutics, Inc., a subsidiary of Cubist Pharmaceuticals, Inc., a pharmaceutical company, following Cubist’s acquisition of Trius in September 2013.  Prior to Trius, from 2008 to 2009, he was Director of Lilly Research Labs Finance at Eli Lilly and Company, a pharmaceutical company.  Prior to Eli Lilly, from 2006 to 2008, he was Director of Finance and Accounting at SGX Pharmaceuticals, Inc., a biotechnology company, which was acquired by Eli Lilly.  Prior to SGX, from 2004 to 2006, he was Controller at Momenta Pharmaceuticals, Inc., a biotechnology company.  Mr. Morneau earned his MBA and MA in accounting from New Hampshire College, and a BA in mathematics from the University of New Hampshire.

There are no family relationships between or among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Security Holder Nominations

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our Board since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Security Holder Nominations” in our proxy statement for our 2016 annual meeting of stockholders filed with the SEC on April 12, 2016.

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior officers.  We have posted the Code of Conduct and Ethics on our website at http://ir.vikingtherapeutics.com/governance-highlights under “Governance Documents”.  The Code of Conduct and Ethics can only be amended by the approval of the Audit Committee and any waiver to the Code of Conduct and Ethics for an executive officer or director may only be granted by our Audit Committee and must be timely disclosed as required by applicable law.  We expect that any amendments to the Code of Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee is comprised of Dr. Macartney and Messrs.  Singleton and Webster, with Mr. Singleton serving as Chairperson of the committee.  Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC, or the Nasdaq Rules, and SEC rules and financially literate under the Nasdaq Rules.  Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Mr. Singleton is an “audit committee financial expert” under the rules of the SEC.  The responsibilities of the Audit Committee are included in a written charter.  The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our corporate accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions.  The Audit Committee’s responsibilities include:

•

appointing, determining the compensation of, retaining, overseeing and evaluating our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of performing other review or attest services for us;

•	determining the engagement of our independent registered public accounting firm;
•

prior to commencement of the audit engagement, reviewing and discussing with the independent registered public accounting firm a written disclosure by the prospective independent registered public accounting firm of all relationships between us, or persons in financial oversight roles, and such independent registered public accounting firm or their affiliates;

•	determining and approving engagements of the independent registered public accounting firm, prior to commencement of the engagement, and the scope of and plans for the audit;
•	monitoring the rotation of partners of the independent registered public accounting firm on our audit engagement;
•

reviewing with management and the independent registered public accounting firm any fraud that includes management or employees who have a significant role in our internal control over financial reporting and any significant changes in internal controls;

•

establishing and overseeing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or other auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviewing management’s efforts to monitor compliance with our policies designed to ensure compliance with laws and rules; and
•

reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s assessment of the quality and acceptability of our accounting principles and practices and all other matters required to be communicated to the Audit Committee by the independent registered public accounting firm under generally accepted accounting standards, the results of the independent registered public accounting firm’s review of our quarterly financial information prior to public disclosure and our disclosures in our periodic reports filed with the SEC.

The Audit Committee reviews, discusses and assesses its own performance and composition at least annually.  The Audit Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

Typically, the Audit Committee meets at least quarterly and with greater frequency if necessary.  Our Board has adopted a written charter of the Audit Committee that is available to stockholders on our internet website at http://ir.vikingtherapeutics.com/governance-highlights under “Committee Charters”.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2016, which consist of our principal executive officer, the other most highly compensated executive officers who were serving as executive officers as of December 31, 2016 and a former executive officer, are:

•	Brian Lian, Ph.D., our Chief Executive Officer;
•	Michael Morneau, our Chief Financial Officer; and
•	Rochelle Hanley, M.D., our former Chief Medical Officer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation(1) ($)		Stock Awards ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Brian Lian, Ph.D.	2016	400,000	100,000	(3)	—	256,946	—	756,946
Chief Executive Officer	2015	321,199	139,099		1,097,927	613,221	14,000	2,185,446
Michael Morneau	2016	285,000	63,000	(4)	—	85,330	—	433,330
Chief Financial Officer	2015	225,000	72,900		799,931	178,710	—	1,276,541
Rochelle Hanley, M.D.(5)	2016	79,984	—		—	53,767	—	133,751
Chief Medical Officer	2015	147,921	51,395		796,913	210,247	—	1,206,476

(1)	The amounts in this column relate to amounts earned by our named executive officers pursuant to our bonus program described below under “—2016 Bonuses”.
(2)

These amounts represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with authoritative accounting guidance.  These amounts do not represent the actual amounts paid to or realized by the named executive officer.  The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.  For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 8 to the financial statements included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

(3)

Dr. Lian voluntarily elected to receive 25% of his cash bonus for 2016 in the form of options to purchase shares of common stock of the Company, paid at a rate of 115% of the amount of the bonus paid in stock options. Accordingly, in lieu of payment in cash of $25,000, on January 5, 2017, Dr. Lian was awarded options to purchase 34,931 shares of common stock of the Company. See “—2016 Bonuses” below for more information.

(4)

Mr. Morneau voluntarily elected to receive 20% of his cash bonus for 2016 in the form of options to purchase shares of common stock of the Company, paid at a rate of 115% of the amount of the bonus paid in stock options. Accordingly, in lieu of payment in cash of $12,600, on January 5, 2017, Mr. Morneau was awarded options to purchase 17,605 shares of common stock of the Company. See “—2016 Bonuses” below for more information.

(5)	Dr. Hanley resigned from her position as our Chief Medical Officer effective as of September 30, 2016.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Employment Agreement - President and Chief Executive Officer

We entered into an employment agreement with Brian Lian, Ph.D., as our President and Chief Executive Officer, or the Lian Employment Agreement, which became effective on June 2, 2014.  The Lian Employment Agreement is subject to automatic renewals for additional one-year periods following June 2, 2015, unless either party gives the other written notice of its or his election to not renew, or a Lian Non-Renewal Notice.  Pursuant to the Lian Employment Agreement, we agreed to nominate Dr. Lian, and to continue to nominate him, to serve as a member of our Board, and Dr. Lian agreed to continue to serve as a member of our Board for as long as he is elected by our stockholders, until his employment with us is terminated.  Through May 4, 2015, Dr. Lian’s base salary was $193,193 per year.  Commencing on May 5, 2015, Dr. Lian’s annual base salary was increased to $386,386. Effective January 1, 2016, Dr. Lian’s annual base salary was increased to $400,000, subject to annual review by our Board or Compensation Committee and, if appropriate, increase (but not decrease except in certain limited circumstances).  Additionally, the Lian Employment Agreement provides that Dr. Lian will be eligible to receive a target annual bonus in an amount equal to 50% of his base salary in effect on June 30th of each calendar year for 2016 and after, which bonus will be based on our financial performance and Dr. Lian’s individual performance, in each case as determined by our Board or Compensation Committee.

Under the Lian Employment Agreement, on May 4, 2015, Dr. Lian was granted (1) a stock option to purchase 87,500 shares of our common stock, whereby 25% of the shares subject to the option were vested upon grant and 25% of the shares subject to the option will vest on each one-year anniversary of the date of grant for the next three years, so long as Dr. Lian continues to provide service to us on each applicable vesting date; (2) an award of 87,500 shares of common stock, whereby one-third of the shares subject to the award will vest on each one year anniversary of the date of grant for the next three years, so long as Dr. Lian continues to provide service to us on each applicable vesting date, subject to withholding of shares to cover tax withholding obligations arising upon the vesting of shares subject to the award; and (3) an additional award of 16,346 shares of common stock, which were fully vested upon grant, collectively, the Lian Awards.  The Lian Awards were issued under and subject to the terms and conditions of the 2014 Equity Incentive Plan.

Dr. Lian’s employment with us is at-will, meaning either we or Dr. Lian may terminate the employment relationship at any time, with or without cause.  However, Dr. Lian must provide at least 60 days’ written notice of resignation.  If we terminate Dr. Lian’s employment, then, so long as Dr. Lian complies with certain obligations, including execution and delivery of a general release within a specified period of time, we will pay Dr. Lian:  (1) his base salary as of the termination date for six months following the termination date, if such termination is pursuant to a Lian Non-Renewal Notice, disability or death, or for 12 months in the case of termination other than by Lian Non-Renewal Notice, for cause, disability or death; (2) six monthly payments if such termination is pursuant to a Lian Non-Renewal Notice, disability or death, or 12 monthly payments in the case of termination other than by Lian Non-Renewal Notice, for cause, disability or death, in each case equal to 1/12 of the amount equal to Dr. Lian’s target annual bonus percentage as of the termination date multiplied by Dr. Lian’s base salary as of such date; and (3) subject to Dr. Lian’s timely election of COBRA, the amount equal to the COBRA premiums for the lesser of (a) six months if such termination is pursuant to a Lian Non-Renewal Notice, disability or death, or 12 months in the case of termination other than by Lian Non-Renewal Notice, for cause, disability or death, or (b) until Dr. Lian becomes eligible to enroll in another employer-sponsored group health plan.  Additionally, if Dr. Lian’s employment is terminated by us (i) pursuant to a Lian Non-Renewal Notice, disability or death, the outstanding equity awards subject to the Lian Awards that would have vested within six months following the termination date will vest and become fully exercisable as of such termination date, and Dr. Lian will have six months from the termination date to exercise vested options under the Lian Awards (unless they terminate sooner pursuant to their terms), and (ii) other than by Lian Non-Renewal Notice, for cause, disability or death, the outstanding equity awards subject to the Lian Awards that would have vested within 12 months following the termination date will vest and become fully exercisable as of the termination date, and Dr. Lian will have 12 months from the termination date to exercise vested options under the Lian Awards (unless they terminate sooner pursuant to their terms).  In each case, all other equity awards subject to the Lian Awards will terminate without compensation therefore on the termination date.  Furthermore, if Dr. Lian resigns for good reason, he will be entitled to receive the same payments and accelerated vesting as if he had been terminated other than by Lian Non-Renewal Notice, for cause, disability or death, as set forth above.

In the event of a change in control of our company, 100% of the unvested outstanding equity awards granted under the Lian Awards will vest and become fully exercisable immediately prior to the change in control.  Additionally, if any vested equity awards held by Dr. Lian are not assumed or substituted for in accordance with certain conditions, we will pay cash to Dr. Lian on the change in control in exchange for the satisfaction and cancellation of the outstanding equity awards.  If Dr. Lian’s employment is terminated within 24 months following a change in control, subject to certain conditions, he will be entitled to receive the same payments and accelerated vesting as if he had been terminated other than by Lian Non-Renewal Notice, for cause, disability or death, as set forth above; however, he will be entitled to such payments for a period of 18 months and the vesting of the Lian Awards will be accelerated by 18 months.

Employment Agreement - Chief Financial Officer

We entered into an employment agreement with Michael Morneau, as our Chief Financial Officer, or the Morneau Employment Agreement, which became effective on May 21, 2014.  The Morneau Employment Agreement is subject to automatic renewals for additional one-year periods following May 21, 2015, unless either party gives the other written notice of its or his election to not renew, or a Morneau Non-Renewal Notice.  Pursuant to the terms of the Morneau Employment Agreement, Mr. Morneau’s base salary was initially $189,000 per year.  Effective October 1, 2014, Mr. Morneau agreed to an amended base salary of $135,000.  Commencing on May 5, 2015, Mr. Morneau’s annual base salary was increased to $270,000. Effective January 1, 2016, Mr. Morneau’s annual base salary was increased to $285,000, subject to annual review by our Board or Compensation Committee and, if appropriate, increase (but not decrease except in certain limited circumstances).  Additionally, the Morneau Employment Agreement provides that Mr. Morneau will be eligible to receive a target annual bonus in an amount equal to 35% of his base salary in effect on June 30th of each calendar year for 2016 and after, which bonus will be based on our financial performance and Mr. Morneau’s individual performance, in each case as determined by our Board or Compensation Committee.

Under the Morneau Employment Agreement, on May 4, 2015, Mr. Morneau was granted (1) a stock option to purchase 25,500 shares of our common stock, whereby 25% of the shares subject to the option were vested upon grant and 25% of the shares subject to the option will vest on each one-year anniversary of the date of grant for the next three years, so long as Mr. Morneau continues to provide service to us on each applicable vesting date; (2) an award of 67,000 shares of common stock, whereby one-third of the shares subject to the award will vest on each one-year anniversary of the date of grant for the next three years, so long as Mr. Morneau continues to provide service to us on each applicable vesting date, subject to withholding of shares to cover tax withholding obligations arising upon the vesting of shares subject to the award; and (3) an additional award of 10,404 shares of common stock, which were fully vested upon grant, collectively, the Morneau Awards.  The Morneau Awards were issued under and subject to the terms and conditions of the 2014 Equity Incentive Plan.

Mr. Morneau’s employment with us is at-will, meaning either we or Mr. Morneau may terminate the employment relationship at any time, with or without cause.  However, Mr. Morneau must provide at least 60 days’ written notice of resignation.  If we terminate Mr. Morneau’s employment, then, so long as Mr. Morneau complies with certain obligations, including execution and delivery of a general release within a specified period of time, we will pay Mr. Morneau:  (1) his base salary as of the termination date for three months following the termination date, if such termination is pursuant to a Morneau Non-Renewal Notice, disability or death, or for six months in the case of termination other than by Morneau Non-Renewal Notice, for cause, disability or death; (2) three monthly payments if such termination is pursuant to a Morneau Non-Renewal Notice, disability or death, or six monthly payments in the case of termination other than by Morneau Non-Renewal Notice, for cause, disability or death, in each case equal to 1/12 of the amount equal to Mr. Morneau’s target annual bonus percentage as of the termination date multiplied by Mr. Morneau’s base salary as of such date; and (3) subject to Mr. Morneau’s timely election of COBRA, the amount equal to the COBRA premiums for the lesser of (a) three months if such termination is pursuant to a Morneau Non-Renewal Notice, disability or death, or six months in the case of termination other than by Morneau Non-Renewal Notice, for cause, disability or death, or (b) until Mr. Morneau becomes eligible to enroll in another employer-sponsored group health plan.  Additionally, if Mr. Morneau’s employment is terminated by us (i) pursuant to a Morneau Non-Renewal Notice, disability or death, the outstanding equity awards subject to the Morneau Awards that would have vested within three months following the termination date will vest and become fully exercisable as of such termination date, and Mr. Morneau will have three months from the termination date to exercise vested options under the Morneau Awards (unless they terminate sooner pursuant to their terms), and (ii) other than by Morneau Non-Renewal Notice, for cause, disability or death, the outstanding equity awards subject to the Morneau Awards that would have vested within six months following the termination date will vest and become fully exercisable as of the termination date, and Mr. Morneau will have six months from the termination date to exercise vested options under the Morneau Awards (unless they terminate sooner pursuant to their terms).  In each case, all other equity awards subject to the Morneau Awards will terminate without compensation therefore on the termination date.  Furthermore, if Mr. Morneau resigns for good reason, he will be entitled to receive the same payments and accelerated vesting as if he had been terminated other than by Morneau Non-Renewal Notice, for cause, disability or death, as set forth above.

In the event of a change in control of our company, 100% of the unvested outstanding equity awards granted under the Morneau Awards will vest and become fully exercisable immediately prior to the change in control.  Additionally, if any vested equity awards held by Mr. Morneau are not assumed or substituted for in accordance with certain conditions, we will pay cash to Mr. Morneau on the change in control in exchange for the satisfaction and cancellation of the outstanding equity awards.  If Mr. Morneau’s employment is terminated within 24 months following a change in control, subject to certain conditions, he will be entitled to receive the same payments and accelerated vesting as if he had been terminated other than by Morneau Non-Renewal Notice, for cause, disability or death, as set forth above; however, he will be entitled to such payments for a period of 12 months and the vesting of the Morneau Awards will be accelerated by 12 months.

Employment Agreement – Former Chief Medical Officer

We entered into an employment agreement with Rochelle Hanley, M.D., as our Chief Medical Officer, or the Hanley Employment Agreement, which became effective on June 2, 2014.  The Hanley Employment Agreement was subject to automatic renewals for additional one-year periods following June 2, 2015, unless either party gave the other written notice of its or her election to not renew, or a Hanley Non-Renewal Notice.  The Hanley Employment Agreement terminated upon Dr. Hanley’s resignation from her position as our Chief Medical Officer, effective as of September 30, 2016. Pursuant to the terms of the Hanley Employment Agreement, Dr. Hanley’s base salary was initially $156,539 per year.  Effective October 1, 2014, Dr. Hanley agreed to an amended base salary of $111,814.  Commencing on May 5, 2015, Dr. Hanley’s annual base salary was increased to $223,628.  Effective January 1, 2016, Dr. Hanley’s annual base salary was set at $85,500, subject to annual review by our Board or Compensation Committee and, if appropriate, increase (but not decrease except in certain limited circumstances).

Under the Hanley Employment Agreement, on May 4, 2015, Dr. Hanley was granted (1) a stock option to purchase 30,000 shares of our common stock, whereby 25% of the shares subject to the option were vested upon grant and 25% of the shares subject to the option will vest on each one-year anniversary of the date of grant for the next three years, so long as Dr. Hanley continues to provide service to us on each applicable vesting date; (2) an award of 70,000 shares of common stock, whereby one-third of the shares subject to the award will vest on each one-year anniversary of the date of grant for the next three years, so long as Dr. Hanley continues to provide service to us on each applicable vesting date, subject to withholding of shares to cover tax withholding obligations arising upon the vesting of shares subject to the award; and (3) an additional award of 7,308 shares of common stock, which was fully vested upon grant, collectively, the Hanley Awards.  The Hanley Awards were issued under and subject to the terms and conditions of the 2014 Equity Incentive Plan. All of the unvested Hanley Awards were cancelled upon Dr. Hanley’s resignation from her position as our Chief Medical Officer, effective as of September 30, 2016.

2016 Bonuses

In March 2016, the Compensation Committee adopted corporate performance objectives for the 2016 bonus program for our named executive officers based on milestones that primarily included the completion of the initial dosing, completion of enrollment and data readouts of studies for certain compounds, as well as the completion of a financing, expansion of infrastructure and human capital, an increase in our institutional stockholder base and increased analyst coverage.

The Compensation Committee determined that, on a whole, not all of the corporate goals were met during 2016.  Accordingly, on January 4, 2017, the Compensation Committee approved the following bonuses for our named executive officers:

•	a bonus of $100,000 for Dr. Lian, and
•	a bonus of $63,000 for Mr. Morneau.

The bonus amount awarded to Dr. Lian for 2016 was equal to 25% of his base compensation (50% of his target bonus for 2016 of 50% of his base compensation).  The bonus amount awarded to Mr. Morneau for 2016 was equal to 22.1% of his base compensation (63.1% of his target bonus for 2016 of 35% of his base compensation).

In order to more closely align the interests of our executive officers with the interests of our stockholders, each of Dr. Lian and Mr. Morneau voluntarily elected to receive 25% and 20%, respectively, of his cash bonus in the form of options to purchase shares of our common stock, paid at a rate of 115% of the amount of the bonus paid in stock options. Accordingly, Dr. Lian was granted an option to purchase 34,931 shares and Mr. Morneau was granted an option to purchase 17,605 shares.  The options were granted to Dr. Lian and Mr. Morneau under the 2014 Equity Incentive Plan on January 5, 2017, have an exercise price of $1.23 per share, the closing sales price of our common stock, as reported on the Nasdaq Capital Market, on January 5, 2017, and were fully vested upon grant.

Potential Payments Upon Termination or Change in Control

Our executive officers will be entitled to receive certain payments and benefits upon termination of their employment or a change in control of our company, as described under the section entitled “Employment Agreements” above.

Perquisites, Health, Welfare and Retirement Plans and Benefits

Health and Welfare Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, group life and disability insurance plans, in each case on the same basis as other employees.

Perquisites and Personal Benefits

We do not currently provide perquisites or personal benefits to our named executive officers.

Pension Benefits and Non-Qualified Deferred Compensation

Commencing as of November 30, 2015, we maintain a 401(k) defined contribution plan in which all of our employees age 21 and older and who work, on average, at least 20 hours per week, are entitled to participate.  Employees contribute their own funds, as salary deductions, on a pre-tax basis.  Contributions will be permitted to be made up to plan limits, subject to government limitations.  We do not currently intend to provide full or partial matching contributions under the 401(k) plan.

Outstanding Equity Awards at December 31, 2016

The following table presents the outstanding option and stock awards held by each of our named executive officers as of December 31, 2016:

			Options Awards				Stock Awards
Name (1)	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian Lian, Ph.D.	3/14/2016		54,336	—	$1.88	3/14/2026	—		—		—		—
	3/4/2016	(2)	—	125,000	$2.15	3/4/2026	—		—		—		—
	5/4/2015	(3)	43,750	43,750	$9.49	5/4/2025	—		—		—		—
	5/4/2015		—	—	—	—	—		—		58,334	(4)	553,590	(5)
	2/20/2014		—	—	—	—	183,095	(6)	30,778	(7)	—		—
Michael Morneau	3/14/2016		19,934	—	$1.88	3/14/2026	—		—		—		—
	3/4/2016	(2)	—	40,000	$2.15	3/4/2016	—		—		—		—
	5/4/2015	(3)	12,750	12,750	$9.49	5/4/2025	—		—		—		—
	5/4/2015		—	—	—	—	—		—		44,667	(4)	423,890	(5)

___________

(1)	Dr. Hanley did not hold any option or stock awards as of December 31, 2016 and is therefore not included in this table.
(2)

The shares subject to each stock option vest over a four-year period, with 25% of the shares subject to the option vesting on each anniversary of the grant date, with partial or full vesting under certain circumstances, including upon a change in control of our company or various events specified in the named executive officer’s employment agreement, if applicable.  The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.

(3)

The shares subject to each stock option vest over a three-year period, with 25% of the shares subject to the option vested on the grant date and 25% of the shares subject to the option vesting on each anniversary of the grant date, with partial or full vesting under certain circumstances, including upon a change in control of our company or various events specified in the named executive officer’s employment agreement, if applicable.  The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.

(4)

The shares subject to each restricted stock award vest over a three-year period, with one-third of the shares subject to the restricted stock award vesting on each anniversary of the grant date, with partial or full vesting under certain circumstances, including upon a change in control of our company or various events specified in the named executive officer’s employment agreement, if applicable.

(5)

These amounts represent the aggregate grant date fair value of restricted stock awards granted to each named executive officer.  These amounts do not represent the actual amounts paid to or realized by the named executive officer.  The value as of the grant date for the restricted stock awards is calculated based on the number of shares granted and the grant date market price and is recognized once the requisite service period for the restricted stock is satisfied.  For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 8 to the financial statements included in Part IV, Item 15(a)(1) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016.

(6)

These shares are subject to a repurchase option and vest in two tranches of 183,095 shares each upon the achievement of certain milestones set forth in the Common Stock Purchase Agreement, as amended, pursuant to which these shares were issued.

(7)

The amount represents the aggregate grant date fair value of a stock award granted to the named executive officer, computed in accordance with authoritative accounting guidance.  This amount does not represent the actual amount paid to or realized by the named executive officer.  For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 8 to the financial statements included in Part IV, Item 15(a)(1) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016.

Non-Employee Director Compensation

Our Board has adopted a compensation policy for our non-employee directors that consists of annual retainer fees and long-term equity awards.  Under this policy, each non-employee director will receive an annual retainer of $33,170 for serving on our Board.  The Chairperson of our Board will receive an additional annual retainer of $32,800, the chairperson of the Audit Committee will receive an additional annual retainer of $16,650, the chairperson of the Compensation Committee will receive an additional annual retainer of $11,350 and the chairperson of the Nominating and Corporate Governance Committee will receive an additional annual retainer of $9,280.  Each other member of the Audit Committee will receive an additional annual retainer of $8,900, each other member of the Compensation Committee will receive an additional annual retainer of $6,750 and each other member of the Nominating and Corporate Governance Committee will receive an additional annual retainer of $4,900.  All cash retainers will be earned on a quarterly basis based on a calendar quarter, and, if applicable, will be prorated for the portion of the calendar quarter during which such non-employee director actually serves on our Board or a committee thereof, and will be paid in arrears no later than the 30th day following the end of each calendar quarter.

In addition to cash fees, each non-employee director will be granted on the first business day of each calendar year a stock option to purchase 16,000 shares of our common stock.  If a non-employee director joins our Board other than at an annual meeting of our stockholders, such non-employee director will be granted on the date such individual first becomes appointed or elected as a non-employee director (1) a stock option to purchase 32,000 shares of our common stock and (2) a stock option to purchase 16,000 shares of our common stock, reduced pro rata for each day prior to the date of grant that has elapsed since January 1st of the year in which the individual first becomes a non-employee director.  Annual equity awards and equity awards granted to new non-employee directors will vest in full on the one-year anniversary of the applicable date of grant, subject to the director’s continuous service through such date.

Each initial equity award and each annual equity award will have a maximum term of ten years and will be made in the form of nonstatutory stock options.  For any non-employee director serving at the time of a change in control of our company (as defined in our 2014 Equity Incentive Plan), all then-outstanding and unvested compensatory equity awards granted under the non-employee director compensation policy would become fully vested and exercisable, if applicable, immediately prior to the change in control.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2016.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)(3)	Total
Lawson Macartney, DVM, Ph.D. (4)	$84,150	$36,084	$120,234
Matthew W. Foehr (4)	$33,170	$36,084	$69,254
J. Matthew Singleton (4)	$56,570	$36,084	$92,654
Stephen W. Webster (4)	$58,320	$36,084	$94,404

___________

(1)

Brian Lian, Ph.D., our President and Chief Executive Officer and a named executive officer, is not included in this table as he is an employee of ours and therefore receives no compensation for his service as a director.  Dr. Lian’s compensation is included in the section entitled “Summary Compensation Table” above.

(2)	On January 4, 2016, each of our non-employee directors received an unvested option to purchase 16,000 shares of our common stock, which became fully vested on January 4, 2017.
(3)

These amounts represent the aggregate grant date fair value of option awards granted to each listed director in 2016, computed in accordance with authoritative accounting guidance.  These amounts do not represent the actual amounts paid to or realized by the directors during 2016.  The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.  The option awards became fully vested on January 4, 2017.  For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 8 to the financial statements included Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

(4)Total options held as of December 31, 2016 were 36,786.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2016 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2016.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	964,462	$3.92	1,158,977	(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	964,462	$3.92	1,158,977

(1)	Comprised of the 2014 Equity Incentive Plan, or the 2014 EIP, and the 2014 Employee Stock Purchase Plan, or the 2014 ESPP.
(2)

Comprised solely of 631,136 shares subject to awards available for future issuance under the 2014 EIP and 527,841 shares of common stock that may be issued under the 2014 ESPP, in each case as of December 31, 2016.  Pursuant to the terms of the 2014 EIP, the share reserve of the 2014 EIP will automatically increase on January 1st, through fiscal 2024, by 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year.  Pursuant to the terms of the 2014 ESPP, the share reserve of the 2014 ESPP will automatically increase on January 1st, through fiscal 2024, by 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year.

(3)	As of December 31, 2016, we did not have any equity compensation plans that were not approved by our stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2017, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;
•	each of our named executive officers;
•	all of our current directors and executive officers as a group; and
•	each person or group known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC.  Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of February 28, 2017.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 23,825,425 shares of common stock outstanding as of February 28, 2017, adjusted as required by rules promulgated by the SEC.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities.  In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before April 29, 2017, which is 60 days after February 28, 2017.  These shares are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Viking Therapeutics, Inc., 12340 El Camino Real, Suite 250, San Diego, CA 92130.

	Beneficial Ownership of
	Common Stock
	Number of	Percent of
Name of Beneficial Owner	Shares	Class (1)
Named Executive Officers and Directors:
Brian Lian, Ph.D. (2)	1,617,365	6.7%
Michael Morneau (3)	149,085	*
Rochelle Hanley (4)	81,282	*
Matthew W. Foehr (5)	96,036	*
Lawson Macartney, DVM, Ph.D. (6)	36,786	*
J. Matthew Singleton (6)	36,786	*
Stephen W. Webster (6)	36,786	*
All current executive officers and directors as a group (6 persons) (7)	1,972,844	8.1%

Greater than 5% Stockholders:
Ligand Pharmaceuticals Incorporated (8)	7,820,964	30.9%
PoC Capital, LLC (9)	1,286,173	5.4%

___________

*	Less than one percent.
(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of shares of common stock outstanding as of February 28, 2017, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after February 28, 2017.

(2)

Consists of:  (a) 1,453,098 shares of common stock owned directly, of which 1,211,669 are vested or will vest within 60 days of February 28, 2017, and (b) 164,267 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2017.

(3)

Consists of:  (a) 88,796 shares of common stock owned directly, of which 44,129 are vested or will vest within 60 days of February 28, 2017, and (b) 60,289 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2017.

(4)	Dr. Hanley resigned from her position as our Chief Medical Officer effective as of September 30, 2016.
(5)

Consists of:  (a) 39,250 shares of common stock owned directly, (b) 36,786 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2017, and (c) 20,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 28, 2017.

(6)	Consists solely of shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2017.
(7)

Consists of:  (a) 1,581,144 shares of common stock owned directly by all of our current executive officers and directors, of which 1,295,048 are vested or will vest within 60 days of February 28, 2017, (b) 371,700 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2017, and (c) 20,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 28, 2017.

(8)

Ligand Pharmaceuticals Incorporated’s address is 3911 Sorrento Valley Blvd, #110, San Diego, CA 92121.  Consists of:  (a) 5,418,490 shares of common stock owned directly by Ligand Pharmaceuticals Incorporated, or Ligand, (b) 882,474 shares of common stock owned by Metabasis Therapeutics, Inc., a wholly-owned subsidiary of Ligand, and (c) 1,520,000 shares of common stock issuable upon exercise of warrants held by Ligand that are exercisable within 60 days of February 28, 2017.  Beneficial ownership is based solely on information contained in the Schedule 13D/A filed with the Securities and Exchange Commission on April 15, 2016 by Ligand.

(9)

PoC Capital, LLC’s address is 2995 Woodside Rd., Suite 400-121, Woodside, CA 94062, Attn: Daron Evans.  Consists solely of shares of common stock owned directly by PoC Capital, LLC, or PoC.  PoC is 100% owned by The Evans Family Trust, dated January 28, 2016, or the Evans Trust, and Daron Evans and Sarah Evans are the trustees of the Evans Trust. Daron Evans is also the Managing Director of PoC and may be deemed to have beneficial ownership of the shares held by

PoC by virtue of his position. Beneficial ownership is based solely on information contained in the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2017 by PoC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions.  This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, the amount involved exceeds $120,000, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person.  A related person is any individual who is, or who has been since the beginning of our last fiscal year, one of our directors or executive officers, or a nominee to become one of our directors, or any person known to be the beneficial owner of more than 5% of any class of our voting securities, or any immediate family member of any of the foregoing persons.  Additionally, any firm, corporation or other entity by which any of the foregoing persons is employed or in which such person is a general partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest, will also be deemed to be a related person.  Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy.  As provided by our audit committee charter, our Audit Committee is responsible for reviewing and approving in advance any related party transaction.

Transactions with Related Persons

In addition to the director and executive officer compensation arrangements discussed in Part III, “Item 11. Executive Compensation” of this Annual Report on Form 10-K, the following is a summary of material provisions of transactions since January 1, 2016 that we have been a party to and in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members, have had or will have a direct or indirect material interest.

Agreements with Ligand

On May 21, 2014, we entered into the Master License Agreement with Ligand, a greater than 5% holder of our outstanding common stock, pursuant to which Ligand granted us worldwide rights under (1) patents related to SARM Compounds, TRß Compounds, FBPase Compounds, EPOR Compounds and DGAT-1 Compounds; (2) related know-how controlled by Ligand; and (3) physical quantities of SARM, TRß, FBPase, EPOR and DGAT-1 Compounds.    In connection with the Master License Agreement, we also entered into a Loan and Security Agreement with Ligand, dated May 21, 2014, as amended on April 8, 2015 and January 22, 2016, and issued to Ligand a Secured Convertible Promissory Note, or the Ligand Note, pursuant to which Ligand loaned us an initial principal amount of $2,500,000.  From May 21, 2014 to January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% and the maximum interest rate permitted by law.  Effective as of January 22, 2016, the principal amount outstanding under the loans accrues interest at a fixed per annum rate equal to the lesser of 2.5% and the maximum interest rate permitted by law.  In the event we default under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% and the maximum interest rate permitted by law. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2017, unless the loans are repaid in cash or converted into equity prior to such time.  On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the April 2016 Offering.  Under the terms of the Loan and Security Agreement; upon the consummation of the April 2016 Offering, we were required to repay $1,500,000 of the Ligand Note obligation to Ligand. Accordingly, we repaid $1,500,000 of the Ligand Note with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of our common stock and a warrant to purchase up to 960,000 shares of our common stock, or the Ligand Warrant.  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021. In connection with the Master License Agreement, we also entered into a Registration Rights Agreement with Ligand, pursuant to which we granted certain registration rights to Ligand with respect to the securities issued by us to Ligand under the Master License Agreement and the securities issued or issuable by us to Ligand pursuant to the Ligand Note. On February 14, 2017, we filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the full amount of the securities issued or issuable by us to Ligand under the Master License Agreement and the Ligand Note.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law.  Consequently, our directors are not personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the General Corporation Law of the State of Delaware, or the DGCL; and
•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal.  If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

Our amended and restated certificate of incorporation provides that we will, under certain circumstances, indemnify our directors, officers, employees or agents, subject to any provisions contained in our amended and restated bylaws.  Our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was or is made a party or is threatened to be made a party to, or is otherwise involved in, any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was one of our directors or officers, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expense, liability and loss (including, among other things, attorney’s fees and amounts paid in settlement) reasonably incurred or suffered by such director, officer, employee or agent in connection therewith, subject to certain conditions.  Our amended and restated bylaws also provide us with the power to, to the extent authorized by our Board, grant rights to indemnification and to advancement of expenses to any of our employees or agents to the fullest extent indemnification may be granted to our directors and officers.  In addition, our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to certain exceptions.

Further, we have indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL.  These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service.  These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding, subject to certain exceptions.  We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended and restated bylaws and in indemnification agreements that we entered into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties.  They may also reduce the likelihood of derivative litigation against our directors and executive officers even though an action, if successful, might benefit us and other stockholders.  Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions.  At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Our amended and restated bylaws provide that we may purchase and maintain insurance, at our expense, to protect us and any person who is or was a director, officer, employee or agent of us or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not we would have the power to indemnify such person against such expense, liability or loss under the DGCL.  We maintain insurance under which, subject to the limitations of the insurance policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our Board.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

Under the rules and listings standards of the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us).  Our Board has determined that Dr. Macartney and Messrs. Singleton and Webster are independent directors as defined under the Nasdaq Rules.  Dr. Lian is not independent under the Nasdaq Rules as a result of his position as our President and Chief Executive Officer.  Mr. Foehr is not independent under the Nasdaq Rules in light of the Master License Agreement, as amended from time to time, and related agreements between us and Ligand, and Mr. Foehr’s position as an executive officer of Ligand.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2016 and December 31, 2015 by Marcum LLP, our independent registered public accounting firm for such periods.  All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees (1)	$155,921	$139,861
Audit-Related Fees (2)	157,230	150,721
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$313,151	$290,582

___________

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements, including review of the interim financial statements included in quarterly reports.
(2)

Audit-related fees consist of fees for assurance and related services that are traditionally performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit or review of our interim financial statements and due diligence services and not reported under the caption “Audit Fees” and includes review of our registration statement for our initial and subsequent public offerings, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Marcum LLP.  The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.  Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis before the independent registered public accounting firm is engaged to provide each service.  The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.  By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of the services other than audit services by Marcum LLP is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) The Financial Statements required to be filed by Items 8 and 15(c) of this Annual Report on Form 10-K, and filed herewith, are as follows:

(a)(2) Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto listed in (a)(1) above.

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3
3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate issued by Viking Therapeutics, Inc.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.11#	Employment Agreement, effective as of May 21, 2014, by and between Viking Therapeutics, Inc. and Michael Morneau.	S-1/A	9/2/2014	10.7

10.12#	Amendment to Employment Agreement, effective as of September 30, 2014, by and between Viking Therapeutics, Inc. and Michael Morneau.	S-1/A	3/2/2015	10.26

10.13#	Second Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Michael Morneau.	8-K	3/15/2016	10.2

10.14#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D.	S-/1A	9/2/2014	10.9

10.15#	Amendment to Employment Agreement, effective as of September 30, 2014, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D.	S-1/A	3/2/2015	10.28

10.16#	Second Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D.	8-K	3/15/2016	10.3

10.17#	Non-Employee Director Compensation Policy.	S-1	11/24/2015	10.16

10.18†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.19†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.20†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.21†	Loan and Security Agreement, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.13

10.22†	First Amendment to Loan and Security Agreement, dated April 8, 2015, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1/A	4/10/2015	10.31

10.23	Second Amendment to Loan and Security Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.1

10.24	Convertible Note, dated May 27, 2014, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.14

10.25	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.26	Registration Rights Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Metabasis Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.16

10.27	First Amendment to Registration Rights Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.28	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.29#	Founder Common Stock Purchase Agreement, dated September 26, 2012, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.18

10.30#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.2

10.31#	Common Stock Purchase Agreement, dated April 15, 2013, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D.	S-1	7/1/2014	10.20

10.32#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Rochelle Hanley, M.D.	10-Q	6/12/2015	10.4

10.33#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.34#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.35#	Amended and Restated Stock Repurchase Agreement, dated April 28, 2015, by and among Viking Therapeutics, Inc., Brian Lian, Ph.D., Michael Dinerman, M.D., Isabelle Dinerman and Rochelle Hanley, M.D.	10-Q	6/12/2015	10.1

10.36	Sublease between Fish & Richardson P.C. and Viking Therapeutics, Inc. dated July 7, 2015.	10-Q	11/5/2015	10.1

10.37	Equity Distribution Agreement, dated as of June 20, 2016, by and between Viking Therapeutics, Inc. and Maxim Group LLC.	S-3	6/20/2016	1.2

10.38	Common Stock Purchase Agreement, dated as of August 24, 2016, by and between Viking Therapeutics, Inc. and Aspire Capital Fund, LLC.	8-K	8/25/2016	10.1

10.39	Registration Rights Agreement by and between Viking Therapeutics, Inc. and Aspire Capital Fund, LLC, dated August 24, 2016.	8-K	8/25/2016	4.1

10.40	Stock Purchase Agreement by and between Viking Therapeutics, Inc. and PoC Capital, LLC, dated February 8, 2017.	8-K	2/14/2017	10.1

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2014 to December 31, 2016, (iv) Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) Notes to Financial Statements.

#	Indicates compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Therapeutics, Inc.

Date: March 21, 2017	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2017
Brian Lian, Ph.D.

/s/ Michael Morneau	Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2017
Michael Morneau

/s/ Lawson Macartney, DVM, Ph.D.	Director	March 21, 2017
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	March 21, 2017
Matthew W. Foehr

/s/ Matthew Singleton	Director	March 21, 2017
Matthew Singleton

/s/ Stephen W. Webster	Director	March 21, 2017
Stephen W. Webster

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders

of Viking Therapeutics, Inc.

We have audited the accompanying balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Therapeutics, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Irvine, California

March 21, 2017

Viking Therapeutics, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,075,502	$768,550
Short-term investments – available for sale	10,075,058	13,335,499
Prepaid expenses and other current assets	824,269	1,097,599
Total current assets	13,974,829	15,201,648
Deferred public offering and other financing costs	521,538	157,455
Deposits	39,341	80,000
Total assets	$14,535,708	$15,439,103
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$1,203,888	$592,414
Other accrued liabilities	1,237,122	1,384,398
Accrued interest	34,894	—
Convertible notes payable, current portion (net of discount of $675,589 and $0 at December 31, 2016 and 2015, respectively)	3,269,582	—
Debt conversion feature liability	731,048	—
Total current liabilities	6,476,534	1,976,812
Accrued interest, non-current	—	183,611
Convertible notes payable (net of discount of $0 and $348,460 at December 31, 2016 and 2015, respectively)	—	2,151,540
Debt conversion feature liability	—	2,370,903
Deferred rent	16,307	31,239
Total long-term liabilities	16,307	4,737,293
Total liabilities	6,492,841	6,714,105
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2016 and 2015; 20,823,873 shares issued and outstanding at December 31, 2016 and 9,683,741 shares issued and outstanding at December 31, 2015	208	97
Additional paid-in capital	68,326,818	54,277,716
Accumulated deficit	(60,277,267)	(45,545,445)
Accumulated other comprehensive loss	(6,892)	(7,370)
Total stockholders’ equity	8,042,867	8,724,998
Total liabilities and stockholders’ equity	$14,535,708	$15,439,103

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2016	2015
Revenues	$—	$—
Operating expenses:
Research and development	9,000,499	6,966,842
General and administrative	4,846,776	5,029,636
Total operating expenses	13,847,275	11,996,478
Loss from operations	(13,847,275)	(11,996,478)
Other income (expense):
Change in fair value of accrued license fees	—	(9,381,848)
Change in fair value of debt conversion feature liability	1,064,170	(1,043,478)
Amortization of debt discount	(1,788,088)	(893,502)
Amortization of financing costs	(138,701)	—
Interest expense, net	(21,928)	(88,682)
Total other income (expense)	(884,547)	(11,407,510)
Net loss	(14,731,822)	(23,403,988)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	478	(7,370)
Comprehensive loss	$(14,731,344)	$(23,411,358)
Basic and diluted net loss per share	$(0.90)	$(3.68)
Weighted-average shares used to compute basic and diluted net loss per share	16,278,292	6,355,869

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2014	6,000,000	$60	$12,866	$—	$(22,141,457)	$(22,128,531)
Repurchase of common stock	(3,802,859)	(38)	—	—	—	(38)
Employee stock-based compensation, net	318,708	3	2,205,673	—	—	2,205,676
Issuance of common stock to consultant	4,882	—	28,760	—	—	28,760
Conversion of debt to equity	57,046	1	456,411	—	—	456,412
Issuances of common stock to related party	3,655,964	36	29,247,675	—	—	29,247,711
Initial public offering, net of issuance costs	3,450,000	35	22,326,331	—	—	22,326,366
Unrealized gain (loss) on investments	—	—	—	(7,370)	—	(7,370)
Net loss	—	—	—	—	(23,403,988)	(23,403,988)
Balance at December 31, 2015	9,683,741	97	54,277,716	(7,370)	(45,545,445)	8,724,998
Employee stock-based compensation, net	(43,166)	—	1,785,326	—	—	1,785,326
Convertible loan payment issued in equity to related party	960,000	9	1,199,991	—	—	1,200,000
Sale of common stock, net of issuance costs	10,223,298	102	11,063,785	—	—	11,063,887
Unrealized gain (loss) on investments	—	—	—	478	—	478
Net loss	—	—	—	—	(14,731,822)	(14,731,822)
Balance at December 31, 2016	20,823,873	$208	$68,326,818	$(6,892)	$(60,277,267)	$8,042,867

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(14,731,822)	$(23,403,988)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	1,788,088	893,502
Amortization of investment premiums	153,735	131,899
Amortization of financing costs	138,701	—
Change in fair value of accrued license fees	—	9,381,848
Change in fair value of debt conversion feature liability	(1,064,170)	1,043,478
Stock-based compensation	1,794,327	2,601,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	273,329	(1,079,772)
Deposits	40,659	(79,225)
Accounts payable	677,185	219,237
Accrued expenses	(141,295)	1,560,079
Net cash used in operating activities	(11,071,263)	(8,731,494)
Cash flows from investing activities
Purchases of investments	(16,922,235)	(16,033,042)
Proceeds from sales and maturities of investments	19,952,000	2,563,000
Net cash provided by (used in) investing activities	3,029,765	(13,470,042)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	11,548,518	25,392,500
Public offering and financing costs	(1,096,205)	(2,782,462)
Value of shares withheld related to employee tax withholding	(31,061)	(418,412)
Repurchases of common stock	(229)	(38)
Repayment of convertible notes payable	(94,861)	—
Proceeds from stock issuance under employee stock purchase plan	22,288	22,641
Net cash provided by financing activities	10,348,450	22,214,229
Net increase in cash and cash equivalents	2,306,952	12,693
Cash and cash equivalents beginning of period	768,550	755,857
Cash and cash equivalents end of period	$3,075,502	$768,550

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$205,139	$—

Supplemental disclosure of non-cash investing and financing transactions
Shares issued in lieu of loan payment to related party	$1,200,000	$—
Shares issued as commitment fee in connection with Aspire agreement	$440,278	$—
Shares issued in lieu of license fee payment	$—	$29,247,711
Unpaid deferred public offering and other financing costs	$—	$108,791
Conversion of notes payable	$—	$456,412
Issuance of common stock to consultant	$—	$28,760

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Notes to Financial Statements

1.	Organization, Liquidity and Management’s Plan, and Summary of Significant Accounting Policies

The Company

Viking Therapeutics, Inc., a Delaware corporation (the “Company”), is a clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders.

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

Liquidity and Management’s Plan

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In April 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock (the “Offering”) pursuant to a registration statement on Form S-1 (File No. 333-208182).  In the Offering, the Company sold 8,625,000 shares of its common stock and warrants to purchase up to 8,625,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Upon the closing of the Offering in

April 2016, the Company received net proceeds of $9,037,686, after deducting underwriting discounts, commissions and other offering expenses of $1,743,564.

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Maxim Offering”), up to 3,748,726 shares of its common stock.  During the year ended December 31, 2016, the Company sold 778,849 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $956,518, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock (the “Initial Shares”) at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued to Aspire Capital 336,116 shares of common stock as a commitment fee (the “Commitment Shares”). Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  During the year ended December 31, 2016, 150,000 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $173,250, in addition to the Initial Shares and the Commitment Shares.

Although it is difficult to predict the Company’s liquidity requirements, as of December 31, 2016, and based upon the Company’s current operating plan, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the financial statements unless it raises additional capital. As of December 31, 2016, the Company had an accumulated deficit of $60,277,267. These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand Pharmaceuticals Incorporated (“Ligand”) and the related non-cash interest expense recorded for increases in the deemed fair market value for the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-28, Revenue Recognition – Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (1) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (3) that would result in additional payments being due to the Company. The determination that a milestone is substantive is subject to management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (a) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to contract research organizations (“CROs”) and clinical trial sites, employee and consultant related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

Prior to the Company’s initial public offering of its common stock (the “IPO”), the Company accounted for stock-based compensation by measuring and recognizing compensation expense for all stock-based payments made to employees and directors based on estimated award date fair values, which estimates were highly complex and subjective in nature. The Company used the straight-line or graded vesting method to allocate compensation cost to reporting periods over each restricted award’s requisite service period, which was generally the vesting period, and estimated the fair value of restricted stock-based awards to employees and consultants using a Monte Carlo market approach simulation method and performed an allocation of value to common stock based on the estimated time to a liquidity event. In addition, the Company accounted for performance-based restricted stock awards to employees by determining the fair value of the restricted stock award at the date of issuance by using the Probability Weighted Expected Return Method (“PWERM”) and then assessing at each balance sheet date the probability of the performance criteria being met. If the probability of achieving the criteria was deemed less-than-probable, then no expense was recorded. At the point where the criteria were deemed probable of being met, the Company then began recording stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria were expected to be completed.

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

The following table presents the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2016	2015
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(14,731,822)	$(23,403,988)
Denominator
Weighted-average common shares outstanding	16,767,235	8,514,155
Less: Weighted-average shares subject to repurchase	(488,943)	(2,158,286)
Denominator for basic and diluted net loss per share	16,278,292	6,355,869
Basic and diluted net loss per share	$(0.90)	$(3.68)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2016	2015
Common stock warrants	9,667,500	82,500
Restricted stock units	80,625	75,750
Common stock subject to repurchase	307,096	667,963
Common stock options	883,837	365,394
Shares issuable upon conversion of debt	3,519,753	670,902
	14,458,811	1,862,509

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU No. 2014-09, which have the same effective date and transition date of January 1, 2018:

•

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

•

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU No. 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company will continue to evaluate the potential impact that these standards will have on its financial position and results of operations, although there is no current impact of this new guidance on its financial statements as the Company does not currently have any revenue generating arrangements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2016-02 to have a material effect on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effects that ASU 2016-15 will have on its financial statements and related disclosures.

2.	Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2016 and 2015, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the year ended December 31, 2016 and 2015.

Investments classified as available-for-sale as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	$10,081,950	$—	$(6,892)	$10,075,058

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2016, there were 25 securities in an unrealized loss position. These unrealized losses were less than $1,000 individually and

$7,000 in the aggregate. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At December 31, 2016, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$5,851,343	$—	$—	$5,851,343
Corporate debt securities (2)	7,491,526	—	(7,370)	7,484,156
	$13,342,869	$—	$(7,370)	$13,335,499

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

As of December 31, 2016 and 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of December 31, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014, as amended (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2016, the Company’s investments were in government money market funds and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$2,519,322	$2,519,322	$—	$—
Short-term investments
Corporate debt securities, available-for-sale	10,075,058	—	10,075,058	—
Total financial assets	$12,594,380	$2,519,322	$10,075,058	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$731,048	$—	$—	$731,048
Total financial liabilities	$731,048	$—	$—	$731,048

		Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$548,872	$548,872	$—	$—
Short-term investments
Certificates of deposit	5,851,343	5,851,343	—	—
Corporate debt securities, available-for-sale	7,484,156	—	7,484,156	—
Total financial assets	$13,884,371	$6,400,215	$7,484,156	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$2,370,903	$—	$—	$2,370,903
Total financial liabilities	$2,370,903	$—	$—	$2,370,903

The table below presents a summary of changes in the Company’s debt conversion feature liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Debt conversion feature liability:
Beginning balance	$2,370,903	$1,449,211
Adjustments resulting from modification of debt	(575,685)	—
Adjustments resulting from changes in fair value recognized in earnings	(1,064,170)	1,043,478
Issuance of shares of common stock	—	(121,786)
Ending balance	$731,048	$2,370,903

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
December 31, 2016	$—	$731,048	Black-Scholes-Merton option valuation model	Volatility	61%
				Risk Free Rate	0.57%

December 31, 2015	$—	$2,370,903	Discounted cash flow model	Timing of the events	5/21/2016
				Probabilities of Occurrence	100%
				Discount rate	37.5%

Level 3 Fair Value Sensitivity

Debt conversion feature liability

As of December 31, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

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

4.	Agreements with Ligand Pharmaceuticals Incorporated

In May 2014, the Company entered into a master license agreement with Ligand, as amended (the “Master License Agreement”), pursuant to which, among other things, the Company acquired the rights to a number of research and development programs under patents related to the Company’s VK5211, VK2809, VK0214, VK0612, erythropoietin receptor (“EPOR”) and diacylglycerol acyltransferase-1 (“DGAT-1”) programs, related know-how controlled by Ligand and physical quantities of VK5211, VK2809, VK0214, VK0612, EPOR and DGAT-1 compounds.

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

As partial consideration for the grant of the rights and licenses to the Company under the Master License Agreement, the Company issued to Ligand at the closing of the IPO 3,655,964 shares of its common stock having an estimated aggregate value of $29.2 million. Furthermore, as partial consideration for the grant of the rights and licenses to the Company under the Master License Agreement the Company entered into the Loan and Security Agreement with Ligand.

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

On September 6, 2014, the Company and Ligand entered into an amendment to the Master License Agreement pursuant to which the parties agreed to certain modifications to the calculations used to determine the number of shares issuable to Ligand pursuant to the Master License Agreement. As a result of the modification, the Company incurred an incremental charge to research and development expense of $517,960 and a corresponding increase in the accrued license fees. In connection with entering into the Master License

Agreement with Ligand, the Company entered into the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide the Company with loans in the aggregate amount of up to $2.5 million.

In May 2014, the Company also entered into a Management Rights Letter (the “Management Rights Letter”) with Ligand that requires the Company to expand the size of the Company’s board of directors to create an additional directorship on the Company’s board of directors and to allow Ligand to appoint an individual to fill the new directorship. The Management Rights Letter will terminate upon the earliest to occur of the liquidation or indefinite cessation of the Company’s business operations, the execution by the Company of a general assignment for the benefit of creditors or the appointment of a receiver or trustee to take possession of the Company’s property and assets, an acquisition of the Company by means of any transaction (including, without limitation, any reorganization, merger or consolidation) if the Company’s stockholders of record as constituted immediately prior to the transaction hold less than 50% of the voting power of the surviving or acquiring entity, or following the issuance of the Company’s securities pursuant to the Master License Agreement, the date that Ligand ceases to beneficially own at least 7.5% of the Company’s outstanding voting stock, or the date of May 21, 2024.

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Ligand in May 2014 for which the Company granted certain registration rights to Ligand with respect to the securities of the Company issued to Ligand pursuant to the Master License Agreement and the Ligand Note (collectively, the “Viking Securities”), the shares of the Company’s common stock issued or issuable upon conversion of the Viking Securities, if applicable, the shares of the Company’s common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of the Viking Securities and the shares of the Company’s capital stock issued upon conversion of the Ligand Note, or collectively, the Registrable Securities.

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

On January 22, 2016, the Company entered into a First Amendment to Registration Rights Agreement (the “Registration Rights Agreement Amendment”) with Ligand, which amends the Registration Rights Agreement. The Registration Rights Agreement Amendment extends the deadline by which the Company must file with the SEC a Registration Statement on Form S-1 (the “Registration Statement”) covering the resale of certain Company securities held by Ligand, including the shares of the Company’s common stock issuable to Ligand under the Amended Loan Agreement, by one year from January 23, 2016 to January 23, 2017, and extends the applicable deadline for seeking to have such Registration Statement declared effective by the SEC by one year.

On February 14, 2017, the Company filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the full amount of the Registrable Securities.

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

The fair value of the assets was determined using a PWERM, which incorporated relevant events and expected exit scenarios for the Company. The exit scenarios included an initial public offering, a merger or acquisition, which included an assumption of a Private Financing, and a scenario in which neither an initial public offering nor the merger or acquisition occurred. The enterprise value was based primarily on the market approach and probability-weighted expected exit values for the Company under each scenario. As of the execution of the Master License Agreement, the Company ascribed a percentage likelihood to each expected exit scenario, and each was less than 50%. However, since Ligand was entitled to receive shares under the Master License Agreement if either of these IPO or merger or acquisition scenarios were to occur, and the sum of the percentage likelihoods for the two exceeded 50%, the Company determined that a payout of shares was probable. Further, since the valuations would determine a value, the Company determined that the liability under the Master License Agreement should be reported as of the execution of the Master License Agreement. Similar publicly traded companies and merger or acquisition transactions were utilized as part of the market approach, and appropriate metrics were applied to the Company’s numbers along with qualitative comparable assessments. The Company utilized a Monte Carlo simulation method to determine the weighted average per share value as of the acquisition date and in accordance with the Master License Agreement, utilized that per share value to calculate the estimated license fee liability.

During 2015, the Company revalued the license fee liability using the Company’s recent refocus to certain other programs; VK5211 to be used in hip fractures and VK0214 to be used in X-ALD and their updated fair values.  On May 4, 2015, upon the closing of the Company’s IPO, the license fee liability was determined to be valued at $29,247,711 and the incremental amount of $9,381,848 was recorded as additional Other expense in the Company’s Statement of Operations for the period from January 1, 2015 through May 4, 2015. In accordance with the Master License Agreement, the Company issued 3,655,964 shares of its common stock having an estimated aggregate value equivalent to the May 4, 2015 license fee liability of $29,247,711 and offset this liability against its common stock and additional paid-in-capital.

6.	Convertible Notes Payable

Convertible notes payable consisted of the following at:

	December 31,
	2016	2015
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$1,955,139	$—
Conversion payoff value	1,990,032
Discount on notes payable, current	(675,589)	—
Convertible notes payable, current portion (net of discount)	$3,269,582	$—
Long-term maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017)	$—	$2,500,000
Discount on notes payable, long-term	—	(348,460)
Convertible notes payable, long-term (net of discount)	$—	$2,151,540

Pursuant to the Loan and Security Agreement, among other things, Ligand provided the Company with loans in the aggregate amount of $2.5 million as of December 31, 2014.  Up until January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% or the maximum interest rate permitted by law. Effective as of January 22, 2016, the principal amount outstanding under the loans accrue interest at a fixed per annum rate equal to the lesser of 2.5% or the maximum interest rate permitted by law. In the event the Company defaults under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% or the maximum interest rate permitted by law. The loans are evidenced by the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2017 (the “Maturity Date”), unless the loans are repaid in cash or converted into equity prior to such time. In addition, under the Loan and Security Agreement, the Company may not declare or pay dividends in respect of its common stock without Ligand’s prior written consent.

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

During the year ended December 31, 2016, the Company recorded $105,551 of interest expense, $1,788,088 of amortization of debt discount, offset with income of $1,064,170 related to the change in the fair value of the debt conversion feature liability.  During the year ended December 31, 2015, the Company recorded $125,000 of interest expense, $887,426 of amortization of debt discount and $980,434 as other expense related to increases in the fair value of the debt conversion feature liability.

7.	Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2016 and 2015. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,556.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $30,778 of stock-based compensation expense through December 31, 2016, of which $12,371 and $18,407 was recorded as expense during the years ended December 31, 2016 and 2015, respectively.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be met, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be met.

On May 4, 2015, the Company completed its IPO pursuant to a registration statement on Form S-1 (File No. 333-197182), which was declared effective by the SEC on April 28, 2015, and a registration statement on Form S-1MEF (File No. 333-203702) filed pursuant to Rule 462(b) of the Securities Act. In the IPO, the Company sold 3,000,000 shares of its common stock at an initial public offering price of $8.00 per share. The underwriters for the IPO had 30 days to exercise an over-allotment option to purchase up to an additional 450,000 shares at the initial public offering price, less the underwriting discount. Upon the closing of the IPO, on May 4, 2015, the Company raised a total of $19,100,500 in net proceeds after deducting underwriting discounts, commissions and other offering expenses of $4,899,500. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital upon completion of the IPO.

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

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of the Company’s common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the year ended December 31, 2016, the Company sold 778,849 shares of its common stock under the Distribution Agreement, resulting in net proceeds to the Company of $956,518, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,278, which has been recorded as deferred financing costs and is included within other assets in the accompanying balance sheet as of December 31, 2016.  The deferred financing costs were proratably charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs being amortized over the term of the Purchase Agreement as there is no guarantee that additional shares will be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  During the year ended December 31, 2016, 150,000 shares were issued pursuant to the Purchase Agreement resulting in net proceeds to the Company of $173,250, in addition to the Initial Shares and the Commitment Shares.

During the year ended December 31, 2016 and 2015, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 21,616 and 5,711 shares of its common stock to certain employees, respectively.

8.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  On January 1, 2016, in accordance with the terms of the 2014 Plan, an additional 338,930 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan and, in accordance with the terms of the ESPP, an additional 96,837 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP.

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

During the years ended December 31, 2016 and 2015, the Company recognized the following stock-based compensation expense:

	Year Ended December 31,
	2016	2015
Stock-based compensation expense by type of award:
Stock options	$921,556	$949,955
Restricted stock and restricted stock units	836,964	1,608,049
Employee stock purchase plan	35,807	43,444
Total stock-based compensation expense included in expenses	$1,794,327	$2,601,448
Stock-based compensation expense by line item:
Research and development expenses	$537,008	$852,200
General and administrative expenses	1,257,319	1,749,248
Total stock-based compensation expense included in expenses	$1,794,327	$2,601,448

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,042,226	2.42
Restricted stock and restricted stock units	$1,165,141	1.71

The following table is a summary of restricted shares granted during the year ended December 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	667,963	$3.73
Granted	-	$-
Vested	(291,313)	$2.89
Forfeited	(69,554)	$6.37
Repurchased	-	$-
Unvested at December 31, 2016	307,096	$3.93

The following table summarizes restricted stock units activity during the year ended December 31, 2016:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2015	75,750	$8.27
Granted	40,000	$1.19
Vested	(28,937)	$5.83
Forfeited	(6,188)	$7.25
Repurchased	—	$—
Unvested December 31, 2016	80,625	$5.72

The following table summarizes stock option activity during the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2015	365,394	$8.48	—
Granted	620,818	$2.01	—
Exercised	—	$—	—
Cancelled	(102,375)	$5.55	—
Options outstanding at December 31, 2016	883,837	$4.28	8.87
Options exercisable at December 31, 2016	301,824	$5.72	8.40

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the year ended December 31, 2016 was $1.40. The options outstanding and exercisable at December 31, 2016 had no intrinsic value in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the year ended December 31, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31, 2016
Expected volatility	82.6%
Expected term (in years)	5.90
Risk-free interest rate	1.59%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2016, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2016 and 2015 is as follows:

Common Stock Reserved for Future Issuance	December 31,
	2016	2015
Common stock warrants	9,667,500	82,500
Restricted stock units	80,625	75,750
Common stock options	883,837	365,394
Available for grant under the 2014 Plan	631,136	773,629
Available for issuance under Employee Stock Purchase Plan	527,841	452,620
Shares issuable upon conversion of Ligand debt	3,519,753	670,902
	15,310,692	2,420,795

9.	Warrants

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase the aggregate of 82,500 shares of the Company’s common stock. The warrant is exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and expiring on April 28, 2020. In addition, the warrant provides for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant will terminate on April 28, 2022.  On February 14, 2017, the Company filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the 82,500 shares of the Company’s common stock issuable upon exercise of the warrant.

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

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Tax provision at U.S. Federal statutory rates	34%	34%
State income taxes net of federal benefit	3%	8%
Non-deductible permanent items	(7)%	(2)%
Stock options	—	—
Other	—	—
Change in valuation allowance	(30)%	(40)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Accrued liabilities	$59,333	$48,982
Intangible assets	16,388,591	14,009,497
Net operating loss carryforwards	4,558,964	2,430,249
Share-based compensation	1,289,957	986,534
Share conversion feature	-	243,759
Other	3,017	3,510
Total deferred tax assets	22,299,862	17,722,531
Valuation Allowance	(22,115,992)	(17,722,531)
Total deferred tax assets, net of allowance	$183,870	$—
Deferred tax liabilities:
Debt conversion feature	$(183,870)	$—
Total deferred tax liabilities:	$(183,870)	$—
Net deferred tax assets (liabilities):	$—	$—

A valuation allowance of $22,115,992 and $17,722,531 at December 31, 2016 and December 31, 2015, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $11,468,000 and $11,307,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2032. The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company.  An ownership change under Section 382 of the Code occurred during the year ended December 31, 2015 in connection with the Company’s initial public offering.  A portion of the net operating loss carryforwards are subject to an annual limitation.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2012 through December 31, 2016.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2016 and the year ended December 31, 2015 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2016 and December 31, 2015, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2016 or December 31, 2015.

11.	Related Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Loan and Security Agreement (see Note 6), a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4 ). As Ligand owns 35.0% of the Company’s outstanding shares as of December 31, 2016, the Company considers Ligand to be a related party.

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

Rent expense was $253,316 and $142,288 for the years ended December 31, 2016 and 2015, respectively.

Future minimum payments pursuant to the Sublease are as follows:

Year Ending December 31:
2017	227,282
2018	190,337
Total minimum lease payments	$417,619

13.	Subsequent Events

The Company evaluated subsequent events through March 21, 2017, the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2016, and events which occurred subsequent to December 31, 2016 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements, except as follows:

Subsequent to December 31, 2016, the Company sold an aggregate of 1,815,379 shares of its common stock pursuant to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, resulting in additional net proceeds to the Company of $2,539,543, after deducting the sales agents’ commissions.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC, a California limited liability company (“PoC”), pursuant to which, among other things, the Company sold to PoC, and PoC purchased from the Company, 1,286,173 shares (the “Shares”) of common stock of the Company for an aggregate issue price of $1,800,000. The proceeds from the sale of the Shares are reserved exclusively to fund certain of the Company’s clinical trials pursuant to a master services agreement with a clinical research organization.  Pursuant to the SPA, the Company also agreed to prepare and file one or more registration statements with the Securities and Exchange Commission (the “SEC”) for the purpose of registering the Shares for resale. Under the SPA, the Company agreed to file a registration statement with the SEC registering all of the Shares for resale by no later than February 23, 2017.

On February 14, 2017, the Company filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the full amount of the Registrable Securities, the shares of Common Stock issuable upon exercise of the warrant issued to the representative of the underwriters of the IPO and the shares issued to PoC pursuant to the SPA.