Form 10-Q
period 2017-03-31
Viking Therapeutics, Inc.
filed 2017-05-10
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 30, 2017
Common stock, $0.00001 par value	23,925,425

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,359,046	$3,075,502
Short-term investments – available for sale	7,954,240	10,075,058
Prepaid clinical trial costs	2,183,180	541,603
Prepaid expenses and other current assets	177,451	282,666
Total current assets	14,673,917	13,974,829
Deferred public offering and other financing costs	439,349	521,538
Deposits	39,341	39,341
Total assets	$15,152,607	$14,535,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,726,824	$1,203,888
Other accrued liabilities	1,655,342	1,237,122
Accrued interest, current	—	34,894
Convertible notes payable, current (net of discount of $0 and $675,589 at March 31, 2017 and December 31, 2016, respectively)	—	3,269,582
Debt conversion feature liability, current	—	731,048
Total current liabilities	3,382,166	6,476,534
Accrued interest, non-current	47,113	—
Convertible notes payable (net of discount of $244,362 and $0 at March 31, 2017 and December 31, 2016, respectively)	3,713,029	—
Debt conversion feature liability	453,350	—
Deferred rent	10,862	16,307
Total long-term liabilities	4,224,354	16,307
Total liabilities	7,606,520	6,492,841
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2017 and December 31, 2016; 23,925,425 and 20,823,873 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	239	208
Additional paid-in capital	73,052,514	68,326,818
Accumulated deficit	(65,499,167)	(60,277,267)
Accumulated other comprehensive loss	(7,499)	(6,892)
Total stockholders’ equity	7,546,087	8,042,867
Total liabilities and stockholders’ equity	$15,152,607	$14,535,708

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$—	$—
Operating expenses:
Research and development	3,528,150	1,877,178
General and administrative	1,440,512	1,390,239
Total operating expenses	4,968,662	3,267,417
Loss from operations	(4,968,662)	(3,267,417)
Other income (expense):
Change in fair value of debt conversion feature liability	277,698	96,547
Amortization of debt discount	(431,227)	(400,657)
Amortization of financing costs	(98,179)	—
Interest expense, net	(1,530)	(15,461)
Total other income (expense), net	(253,238)	(319,571)
Net loss	(5,221,900)	(3,586,988)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	(607)	7,175
Comprehensive loss	$(5,222,507)	$(3,579,813)
Basic and diluted net loss per share	$(0.23)	$(0.40)
Weighted-average shares used to compute basic and diluted net loss per share	22,352,921	9,015,778

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,221,900)	$(3,586,988)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	431,227	400,657
Amortization of investment premiums	30,645	48,475
Amortization of financing costs	98,179	—
Amortization of non-cash clinical trial costs	42,328	—
Change in fair value of debt conversion feature liability	(277,698)	(96,547)
Stock-based compensation	402,239	624,554
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	221,310	187,704
Accounts payable	522,935	449,701
Accrued expenses	472,143	(752,680)
Net cash used in operating activities	(3,278,592)	(2,725,124)
Cash flows from investing activities
Purchases of investments	(6,057,417)	(149,360)
Proceeds from sales and maturities of investments	8,096,000	6,122,000
Net cash provided by investing activities	2,038,583	5,972,640
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	2,539,543	—
Public offering and financing costs	(15,990)	(57,303)
Net cash provided by (used in) financing activities	2,523,553	(57,303)
Net increase in cash and cash equivalents	1,283,544	3,190,213
Cash and cash equivalents beginning of period	3,075,502	768,550
Cash and cash equivalents end of period	$4,359,046	$3,958,763

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$1,800,000	$—
Unpaid deferred public offering and other financing costs	$16,055	$409,414

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of March 31, 2017, statements of operations for the three months ended March 31, 2017 and 2016 and statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 21, 2017. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Reclassifications

Certain immaterial reclassifications have been made to certain of the prior years’ financial statements to conform to the current year presentation.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The Company implemented ASU 2016-09 as required in the first quarter of fiscal year 2017. The Company’s adoption of ASU 2016-09 did not have a material effect on its financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends FASB Accounting Standards Codification (“ASC”) Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effects that ASU 2016-15 will have on its financial statements and related disclosures.

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

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Maxim Offering”), up to 3,748,726 shares of its common stock. During the three months ended March 31, 2017, the Company sold 488,388 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $670,031, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through March 31, 2017, the Company has sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock (the “Initial Shares”) at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued to Aspire Capital 336,116 shares of common stock as a commitment fee (the “Commitment Shares”). Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  During the three months ended March 31, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $1,869,512.  From the inception of the Purchase Agreement through March 31, 2017, the Company has sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC, a California limited liability company (“PoC”) pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia (“GSD Ia”).  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company accounted for the $1,800,000 as a prepaid expense on the balance sheet.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the filing date of this Quarterly Report on Form 10-Q unless it raises additional capital. As of March 31, 2017, the Company had an accumulated deficit of $65,499,167. These losses have resulted primarily from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to the master license agreement with Ligand, as amended (the “Master License Agreement”), and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

Prepaid clinical trial costs

Prepaid clinical trial costs represent advance payments by the Company for future clinical trial services to be performed by the clinical research organization.  Such amounts are recognized as research and development expense as the related clinical trial services are performed.

Deferred Financing Costs

Deferred financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s common stock. Costs related to public sales of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds.  Costs related to private sales of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are amortized over the term of the applicable purchase agreement.

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

ASC Topic 605-28, Revenue Recognition – Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (1) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (3) that would result in additional payments being due to the Company. The determination that a milestone is substantive is subject to management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (a) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all deliverables and payment terms in the arrangement.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2017	2016
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(5,221,900)	$(3,586,988)
Denominator
Weighted-average common shares outstanding	22,660,017	9,683,741
Less: Weighted-average shares subject to repurchase	(307,096)	(667,963)
Denominator for basic and diluted net loss per share	22,352,921	9,015,778
Basic and diluted net loss per share	$(0.23)	$(0.40)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2017	2016
Common stock warrants	9,667,500	82,500
Restricted stock units	69,375	75,750
Common stock subject to repurchase	307,096	667,963
Common stock options	1,511,894	846,212
Shares issuable upon conversion of debt	2,860,361	4,084,611
	14,416,226	5,757,036

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2017 and December 31, 2016, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2017 or during the year ended December 31, 2016.

Investments classified as available-for-sale as of March 31, 2017 consisted of the following:

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$439,077	$—	$—	$439,077
Corporate debt securities (2)	7,522,662	43	(7,542)	7,515,163
	$7,961,739	$43	$(7,542)	$7,954,240

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2017, there were two securities in an unrealized gain position and there were 15 securities in an unrealized loss position. This unrealized gain was $43 in the aggregate.  These unrealized losses were less than $1,500 individually and $7,542 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At March 31, 2017, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2016 consisted of the following:

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	10,081,950	—	(6,892)	10,075,058

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

As of March 31, 2017 and December 31, 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of March 31, 2017 and December 31, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014 (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2017, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$3,661,275	$3,661,275	$—	$—
Short-term investments
Certificates of deposit	439,077	439,077	—	—
Corporate debt securities, available-for-sale	7,515,163	—	7,515,163	—
Total financial assets	$11,615,515	$4,100,352	$7,515,163	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$453,350	$—	$—	$453,350
Total financial liabilities	$453,350	$—	$—	$453,350

		Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$2,519,322	$2,519,322	$—	$—
Short-term investments
Corporate debt securities, available-for-sale	10,075,058	—	10,075,058	—
Total financial assets	$12,594,380	$2,519,322	$10,075,058	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$731,048	$—	$—	$731,048
Total financial liabilities	$731,048	$—	$—	$731,048

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Debt conversion feature:
Beginning balance	$731,048	$2,370,903
Adjustments resulting from modification of debt	—	(575,685)
Adjustments resulting from changes in fair value recognized in earnings	(277,698)	(96,547)
Ending balance	$453,350	$1,698,671

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
March 31, 2017	$—	$453,350	Black-Scholes-Merton option valuation model	Volatility	59%
				Risk Free Rate	0.75%

December 31, 2016	$—	$731,048	Black-Scholes-Merton option valuation model	Volatility	61%
				Risk Free Rate	0.57%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of March 31, 2017 and December 31, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

4.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31,	December 31,
	2017	2016
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$—	$1,955,139
Conversion payoff value	—	1,990,032
Discount on notes payable, current	—	(675,589)
Convertible notes payable, current (net of discount)	$—	$3,269,582

Long-term maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$1,955,139	$—
Conversion payoff value	2,002,252	—
Discount on notes payable, long-term	(244,362)	—
Convertible notes payable, long-term (net of discount)	$3,713,029	$—

Pursuant to the Loan and Security Agreement, among other things, Ligand provided the Company with loans in the aggregate amount of $2.5 million.  Up until January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% or the maximum interest rate permitted by law. Effective as of January 22, 2016, the principal amount outstanding under the loans accrue interest at a fixed per annum rate equal to the lesser of 2.5% or the maximum interest rate permitted by law. In the event the Company defaults under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% or the maximum interest rate permitted by law. The loans are evidenced by the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2017 (the “Maturity Date”), unless the loans are repaid in cash or converted into equity prior to such time. In addition, under the Loan and Security Agreement, the Company may not declare or pay dividends in respect of its common stock without Ligand’s prior written consent.

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

As a result of an amendment to the Loan and Security Agreement entered into on January 22, 2016, which amended the conversion terms of the Ligand Note, beginning with the quarter ended March 31, 2016, management adopted the Black-Scholes-Merton option valuation model for the Ligand Note, resulting in a debt modification adjustment of $575,685 to the debt conversion feature liability, offset with an adjustment recorded to the Ligand Note discount and conversion payoff value.

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock (the “Offering”) resulting in net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.  The Offering constituted a Next Financing under the Loan and Security Agreement; therefore, the Company repaid $1,500,000 of the Ligand Note with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of its common stock (the “Ligand Shares”) and a warrant to purchase up to 960,000 shares of Company’s common stock (the “Ligand Warrant”).  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

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

During the three months ended March 31, 2017, the Company recorded $24,439 of interest expense, $431,227 of amortization of debt discount and $98,179 as other income related to the decrease in the fair value of the debt conversion feature liability.  During the three months ended March 31, 2016, the Company recorded $31,250 of interest expense, $400,657 of amortization of debt discount and $96,547 as other income related to the decrease in the fair value of the debt conversion feature liability.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of March 31, 2017 and December 31, 2016. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,556.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $30,778 of stock-based compensation expense through December 31, 2016, of which $12,371 and $18,407 was recorded as expense during the years ended December 31, 2016 and 2015, respectively.  No similar expense was recognized during the three months ended March 31, 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of the Company’s common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended March 31, 2017, the Company sold 488,388 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $670,031, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through March 31, 2017, the Company has sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,278, which has been recorded as deferred financing costs and is included within other assets in the accompanying balance sheet as of December 31, 2016.  The deferred financing costs were proratably charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs being amortized over the term of the Purchase Agreement as there is no guarantee that additional shares will be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  During the three months ended March 31, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement, resulting in aggregate gross proceeds of $1,869,512.  From the inception of the Purchase Agreement through March 31, 2017, the Company has sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into the SPA with PoC, pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet.  During the three months ended March 31, 2017, the Company recorded an amortization expense of $42,328 in clinical study costs incurred funded by PoC, with a remaining prepaid balance of $1,757,672 on the balance sheet as of March 31, 2017.

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  On January 1, 2016 and January 1, 2017, in accordance with the terms of the 2014 Plan, an additional 338,930 and 728,835 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 96,837 and 208,238 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP, respectively.

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

During the three months ended March 31, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense by type of award:
Stock options	$224,711	$370,587
Restricted stock and restricted stock units	163,123	242,979
Employee stock purchase plan	14,405	10,988
Total stock-based compensation expense included in expenses	$402,239	$624,554
Stock-based compensation expense by line item:
Research and development expenses	$116,779	$192,160
General and administrative expenses	285,460	432,394
Total stock-based compensation expense included in expenses	$402,239	$624,554

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2017
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,215,381	2.67
Restricted stock and restricted stock units	$922,368	1.44

The following table is a summary of restricted stock activity during the three months ended March 31, 2017:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	307,096	$3.93
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at March 31, 2017	307,096	$3.93

The following table summarizes restricted stock unit activity during the three months ended March 31, 2017:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2016	80,625	$5.72
Granted	—	$—
Vested	—	$—
Forfeited	(11,250)	$7.08
Repurchased	—	$—
Unvested March 31, 2017	69,375	$5.50

The following table summarizes stock option activity during the three months ended March 31, 2017:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	883,837	$4.28
Granted	726,534	$1.25
Exercised	—	$—
Cancelled	(98,477)	$5.29
Options outstanding at March 31, 2017	1,511,894	$2.75	9.26
Options exercisable at March 31, 2017	538,756	$3.85	8.94

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2017 was $0.89. The options outstanding and exercisable at March 31, 2017 had intrinsic value of $37,082 in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended March 31, 2017
Expected volatility	85.42%
Expected term (in years)	5.91
Risk-free interest rate	1.97%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

Under the Sublease, the Company is responsible for certain charges for common area maintenance and other costs, and the Sublease provides for abatement of rent during certain periods and escalating rent payments throughout the term of the Sublease. Rent expense is being recorded on a straight line basis over the life of the Sublease and the difference between the rent expense and rent paid is being recorded as deferred rent.

Rent expense was $62,373 and $63,010 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum payments pursuant to the Sublease are as follows:

As of March 31, 2017:
2017 (April 2017 - December 2017)	$166,294
2018	190,337
Total minimum lease payments	$356,631

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2017, and events which occurred subsequent to March 31, 2017, but which were not recognized in the financial statements.

On May 8, 2017, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Loan Amendment”) with Ligand, which amends the Loan and Security Agreement. The Third Loan Amendment amended the Loan and Security Agreement to, among other things, (1) extend the maturity date of the loans under the Ligand Note (the “Loans”) from May 21, 2017 to May 21, 2018, and (2) provide that the Company will be required to repay $200,000 of the Ligand Note obligation to Ligand in the third quarter of 2017, which payment shall be comprised solely of cash (the “Required Repayment”).  The Required Repayment shall be applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment shall reduce the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  As a result of the Third Loan Amendment, the Company expects the fair value of its debt conversion feature liability to increase by approximately $1 million primarily due to the longer expected term.

 .

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

Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve bone mineral density, or BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We currently expect to report initial results from this Phase 2 trial later this summer.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 80 patients with hypercholesterolemia and fatty liver disease and expect to complete this clinical trial in the second half of 2017.

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase (G6PC), an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Assuming ongoing proof-of-concept studies are positive, we then expect to file an Investigational New Drug Application, or IND, to evaluate VK2809 in a Phase 1 study with GSD Ia patients in the second half of 2017.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK5211, VK2809 and VK0214, pursuant to an exclusive license agreement with Ligand, and conducting certain clinical trials and preclinical studies related to these programs. The terms of this license agreement are detailed in the Master License Agreement, which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found in the section entitled “Business —Agreements with Ligand —Master License Agreement” in Part I, Item1 of our Annual Report on Form 10-K filed with the SEC on March 21, 2017.

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

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended March 31, 2017, we sold 488,388 shares pursuant the Distribution Agreement, resulting in net proceeds to us of $670,031, after deducting the sales agent’s commission.

On August 24, 2016, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock, or the Initial Shares, at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued to Aspire Capital 336,116 shares of common stock as a commitment fee, or the Commitment Shares. Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the three months ended March 31, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement resulting in net proceeds to us of $1,869,512.

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, a California limited liability company, or PoC, pursuant to which, among other things, we issued to PoC 1,286,173 shares of our common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be our sole responsibility.  We have accounted for the $1,800,000 as a prepaid expense on the balance sheet.

Although it is difficult to predict our liquidity requirements, as of the date of this Quarterly Report on Form 10-Q, and based upon our current operating plan, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. As of March 31, 2017, we had an accumulated deficit of $65,499,167.  These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2016, we charged $9,000,499 to research and development expense as we continued our efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performed additional in vivo studies for VK0214.  During the three months ended March 31, 2017, we charged $3,528,150 to research and development expense related to our continued efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performing additional in vivo studies for VK0214 as well as commencing efforts to utilize VK2809 to potentially help patients who suffer from GSD Ia. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

General and Administrative Expenses

We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with continuing as a public company, including expenses related to continued compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administrative and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

Other Expense

Other expense includes the change in fair value of the debt conversion feature liability contained in the Ligand Note and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,		$ Change	% Change
	2017	2016
Research and development expenses	$3,528,150	$1,877,178	$1,650,972	87.9%

The increase in research and development expenses during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $987,360 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $396,303 related to clinical manufacturing for our drug candidates and $217,768 related to regulatory and other consulting expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,		$ Change	% Change
	2017	2016
General and administrative expenses	$1,440,512	$1,390,239	$50,273	3.6%

The increase in general and administrative expenses during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to an increase in salaries and benefits expenses of $232,434, offset by a decrease in stock-based compensation expense of $146,934.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,		$ Change	% Change
	2017	2016
Other income (expense)	$(253,238)	$(319,571)	$66,333	20.8%

Other income (expense) recognized during the three months ended March 31, 2017 consisted primarily of an expense of $431,227 related to the amortization of the Ligand Note discount, $24,439 of interest expense related to the Ligand Note and $98,179 of expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, offset by $277,698 of income related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the three months ended March 31, 2016 consisted primarily of an expense of $400,657 related to the amortization of the Ligand Note discount and $31,250 of interest expense related to the Ligand Note, offset by income of $96,547 related to the change in fair value of the Ligand Note’s conversion feature.

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

On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended March 31, 2017, we sold 488,388 shares of our common stock pursuant the Distribution Agreement resulting in net proceeds to us of $670,031, after deducting the sales agent’s commission. From the inception of the Distribution Agreement through March 31, 2017, we have sold 1,267,237 shares of our common stock pursuant to the Distribution Agreement resulting in net proceeds to us of $1,626,549.

On August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement the Initial Shares for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued the Commitment Shares to Aspire Capital as a commitment fee.  Pursuant to the terms of the Purchase Agreement, we may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the three months ended March 31, 2017, we sold 1,326,991 shares of our common stock pursuant the Purchase Agreement resulting in aggregate gross proceeds to us of $1,869,512.  From the inception of the Purchase Agreement through March 31, 2017, we have sold 1,476,991 shares of our common stock pursuant to the Purchase Agreement resulting in aggregate gross proceeds to us of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

The following table summarizes our cash flows for the periods indicated below:

	Three months ended March 31,
	2017	2016
Cash used in operating activities	$(3,278,592)	$(2,725,124)
Cash provided by investing activities	$2,038,583	$5,972,640
Cash provided by (used in) financing activities	$2,523,553	$(57,303)

Cash Used in Operating Activities

During the three months ended March 31, 2017, cash used in operating activities of $3,278,592 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in accounts payable and accrued expenses, offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in prepaid expenses.

During the three months ended March 31, 2016, cash used in operating activities of $2,725,124 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and accounts payable, offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in accrued expenses.

Cash Provided by Investing Activities

During the three months ended March 31, 2017, cash provided by investing activities of $2,038,583 resulted primarily from the proceeds of sales and maturities of investments of $8,096,000, offset by the purchase of investments of $6,057,417.

During the three months ended March 31, 2016, cash provided by investing activities of $5,972,640 resulted primarily from the proceeds of sales and maturities of investments.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2017, cash provided by financing activities was $2,523,553, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $2,539,543, offset by $15,990 in payments of certain deferred offering and financing costs.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 21, 2017.

Risks Relating to Our Business

*We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. Our net loss for the three months ended March 31, 2017 and 2016 was $5,221,900 and $3,586,988, respectively. As of March 31, 2017, we had an accumulated deficit of $65,499,167. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

* If development of our drug candidates does not produce favorable results, we and our collaborators, if any, may be unable to commercialize these products.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. We completed a Phase 1 clinical trial and are currently conducting a Phase 2 clinical trial for VK5211. We are also currently conducting a Phase 2 clinical trial, certain preclinical studies for VK2809 and certain preclinical studies for VK0214. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

* Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2017, we had cash and cash equivalents and investments totaling $12,313,286.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of April 30, 2017, we had ten full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2017, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of March 31, 2017, we in-licensed six patents in the U.S. and several other patents in certain foreign jurisdictions. As of March 31, 2017, for each of VK2809 and VK0214, we in-licensed one patent and one application in the U.S. and additional patents or applications in certain foreign jurisdictions, and owned or co-owned and in-licensed six U.S. provisional applications.  We in-licensed one additional U.S. provisional application directed to VK0214. For VK0612, as of March 31, 2017, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one PCT patent application. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2017, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2017, our executive officers, directors and 5% or greater stockholders beneficially owned 42.9% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of March 31, 2017, Ligand and its affiliates beneficially owned approximately 30.7% of our outstanding common stock. In addition to the above ownership, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

*Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016, our management was required and will continue to be required to report on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 743,164 shares of our common stock were reserved as of March 31, 2017 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, a California limited liability company, or PoC, pursuant to which, among other things, we sold to PoC, and PoC purchased from us, 1,286,173 shares of our common stock for an aggregate issue price of $1,800,000. The proceeds from the sale of such shares are reserved exclusively to fund certain of our clinical trials pursuant to a master services agreement with a contract research organization.  Pursuant to the SPA, we also agreed to prepare and file one or more registration statements with the SEC for the purpose of registering the shares for resale. On February 14, 2017, we filed a registration statement covering the resale of the full amount of the shares issued to PoC pursuant to the SPA. Following effectiveness of such registration statement on March 27, 2017, the shares issued to PoC became eligible for sale in the public market. Sales of stock by PoC, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 8, 2017, we entered into a Stock Purchase Agreement with PoC Capital, LLC, a California limited liability company, or PoC, pursuant to which, among other things, we sold to PoC, and PoC purchased from us, 1,286,173 shares of our common stock for an aggregate issue price of $1,800,000. The shares were offered and sold to PoC on February 8, 2017 in a transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. PoC represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

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

The net proceeds from our initial public offering were originally deposited into money market funds. Since then, most of the proceeds were invested in certificates of deposit as well as certain corporate debt securities with the balance of the net proceeds invested in money market funds. These investments were in accordance with our investment policy. As of March 31, 2017, we had used all of the net proceeds from our initial public offering.  There was no material change in the use of the net proceeds from our initial public offering as described in the final prospectus relating to our initial public offering, dated April 28, 2015, filed by us with the SEC on April 29, 2015.

Issuer Purchases of Equity Securities

None

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 8, 2017, we entered into a Third Amendment to the Loan and Security Agreement, or the Third Loan Amendment, with Ligand Pharmaceuticals Incorporated, or Ligand, which amended the Loan and Security Agreement between us and Ligand, dated May 21, 2014, as amended on April 8, 2015 and January 21, 2016, as so amended, the Original Loan Agreement. Pursuant to the terms of the Original Loan Agreement, Ligand provided us with loans, or the Loans, which are evidenced by a Secured Convertible Promissory Note issued by us to Ligand, or the Ligand Note, and we agreed to repay Ligand an amount equal to 200% of the principal amount of the Loans then-outstanding under the Ligand Note and of all accrued and previously unpaid interest thereon, in full satisfaction of the Ligand Note, upon the occurrence of one or more events.  The Third Loan Amendment amends the Original Loan Agreement to, among other things (1) extend the maturity date of the loans under the Ligand Note from May 21, 2017 to May 21, 2018, and (2) provide that we will be required to repay $200,000 of the Ligand Note obligation to Ligand in the third quarter of 2017, which payment must be comprised solely of cash, or the Required Repayment.  The Required Repayment shall be applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment shall reduce the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.

The foregoing description of certain terms contained in the Third Loan Amendment does not purport to be complete and is qualified in its entirety by reference to: (i) the copy of the Third Loan Amendment filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, (ii) the copy of the Loan and Security Agreement, dated May 21, 2014, by and between us and Ligand, filed as Exhibit 10.13 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or the SEC, on July 1, 2014, (iii) the copy of the First Amendment to Loan and Security Agreement, dated as of April 8, 2015, by and between us and Ligand, filed as Exhibit 10.31 to our Registration Statement on Form S-1/A filed with the SEC on April 10, 2015, and (iv) the copy of the Second Amendment to Loan and Security Agreement, dated as of January 22, 2016, by and between us and Ligand, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2016.

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

Viking Therapeutics, Inc.

Date: May 10, 2017	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Michael Morneau
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

10.1	Stock Purchase Agreement, dated as of February 8, 2017, by and between Viking Therapeutics, Inc. and PoC Capital, LLC.	8-K	2/14/2017	10.1

10.2	Third Amendment to Loan and Security Agreement, dated as of May 8, 2017, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Financial Statements.