Form 10-Q
period 2017-06-30
Viking Therapeutics, Inc.
filed 2017-08-09
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 31, 2017
Common stock, $0.00001 par value	27,697,284

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,393,651	$3,075,502
Short-term investments – available for sale	8,689,630	10,075,058
Prepaid clinical trial costs	1,732,789	541,603
Prepaid expenses and other current assets	447,932	282,666
Total current assets	14,264,002	13,974,829
Deferred public offering and other financing costs	17,568	521,538
Deposits	39,341	39,341
Total assets	$14,320,911	$14,535,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,304,711	$1,203,888
Other accrued liabilities	2,418,355	1,237,122
Accrued interest, current	59,333	34,894
Convertible notes payable, current (net of discount of $919,184 and $675,589 at June 30, 2017 and December 31, 2016, respectively)	3,050,427	3,269,582
Debt conversion feature liability, current	894,152	731,048
Total current liabilities	7,726,978	6,476,534
Deferred rent	6,054	16,307
Total long-term liabilities	6,054	16,307
Total liabilities	7,733,032	6,492,841
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2017 and December 31, 2016; 27,697,284 and 20,823,873 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	277	208
Additional paid-in capital	77,264,402	68,326,818
Accumulated deficit	(70,670,801)	(60,277,267)
Accumulated other comprehensive loss	(5,999)	(6,892)
Total stockholders’ equity	6,587,879	8,042,867
Total liabilities and stockholders’ equity	$14,320,911	$14,535,708

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,715,379	2,371,058	7,243,529	4,248,236
General and administrative	1,267,364	1,206,995	2,707,876	2,597,233
Total operating expenses	4,982,743	3,578,053	9,951,405	6,845,469
Loss from operations	(4,982,743)	(3,578,053)	(9,951,405)	(6,845,469)
Other income (expense):
Change in fair value of debt conversion feature liability	570,676	412,050	848,374	508,597
Amortization of debt discount	(336,656)	(524,977)	(767,883)	(925,634)
Amortization of financing costs	(421,781)	—	(519,960)	—
Interest expense, net	(1,130)	(1,813)	(2,660)	(17,275)
Total other income (expense), net	(188,891)	(114,740)	(442,129)	(434,312)
Net loss	(5,171,634)	(3,692,793)	(10,393,534)	(7,279,781)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	1,500	(6,591)	893	584
Comprehensive loss	$(5,170,134)	$(3,699,384)	$(10,392,641)	$(7,279,197)
Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.45)	$(0.56)
Weighted-average shares used to compute basic and diluted net loss per share	24,118,887	17,105,374	23,240,782	13,060,576

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(10,393,534)	$(7,279,781)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	767,883	925,634
Amortization of investment premiums	49,282	85,011
Amortization of financing costs	519,960	—
Amortization of non-cash clinical trial costs	399,587	—
Change in fair value of debt conversion feature liability	(848,374)	(508,597)
Stock-based compensation	743,497	1,114,799
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53,827	(16,098)
Accounts payable	57,153	402,448
Accrued expenses	1,168,957	(675,380)
Net cash used in operating activities	(7,481,762)	(5,951,964)
Cash flows from investing activities
Purchases of investments	(10,426,060)	(10,246,479)
Proceeds from sales and maturities of investments	11,700,000	11,388,000
Net cash provided by investing activities	1,273,940	1,141,521
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	6,582,278	9,918,750
Public offering and financing costs	(62,045)	(609,250)
Repayment of convertible notes payable	—	(94,861)
Value of shares withheld related to employee tax withholding	(13,871)	(23,759)
Proceeds from stock issuance under employee stock purchase plan	19,609	10,943
Net cash provided by financing activities	6,525,971	9,201,823
Net increase in cash and cash equivalents	318,149	4,391,380
Cash and cash equivalents beginning of period	3,075,502	768,550
Cash and cash equivalents end of period	$3,393,651	$5,159,930

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$205,139

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$1,800,000	$—
Unpaid deferred public offering and other financing costs	$147,804	$381,991
Shares issued in lieu of loan payment to related party	$—	$1,200,000

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2017, statements of operations for the three and six months ended June 30, 2017 and 2016 and statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 21, 2017. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Reclassifications

Certain reclassifications have been made to certain of the prior years’ financial statements to conform to the current year presentation.

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

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II.Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  The Company is evaluating the effects that ASU 2017-11 will have on its financial statements and related disclosures.

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

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Maxim Offering”), up to 3,748,726 shares of its common stock. During the three and six months ended June 30, 2017, the Company sold 0 and 488,388 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $0 and $670,031, respectively, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through June 30, 2017, the Company has sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock (the “Initial Shares”) at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued to Aspire Capital 336,116 shares of common stock as a commitment fee (the “Commitment Shares”). Pursuant to the terms of the Purchase Agreement, the Company was able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  During the three and six months ended June 30, 2017, 0 and 1,326,991 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $0 and $1,869,512, respectively.  From the inception of the Purchase Agreement through June 30, 2017, the Company sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.  Effective June 19, 2017, the Company terminated the Purchase Agreement, without liability to the Company, in accordance with the terms thereof.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia (“GSD Ia”).  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company accounted for the $1,800,000 as a prepaid expense on the balance sheet.  As of June 30, 2017, the remaining prepaid expense on the balance sheet was $1,400,413.

On May 8, 2017, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Loan Amendment”) with Ligand Pharmaceuticals Incorporated (“Ligand”), which amended the Company’s Loan and Security Agreement that was originally entered into on May 21, 2014 and subsequently amended (such agreement, as amended by the Third Loan Amendment, the “Loan and Security Agreement”). The Third Loan Amendment, among other things, (1) extended the maturity date of the loans under the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement (the “Loans”) from May 21, 2017 to May 21, 2018, and (2) provided that the Company will be required to repay $200,000 of the Ligand Note obligation to Ligand in the third quarter of 2017, which payment must be made solely in cash (the “Required Repayment”).  The Required Repayment will be applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment will reduce the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”) for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”). The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The estimated aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other estimated offering expenses were approximately $3.9 million.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the filing date of this Quarterly Report on Form 10-Q unless it raises additional capital. As of June 30, 2017, the Company had an accumulated deficit of $70,670,801. These losses have resulted primarily from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand pursuant to the master license agreement with Ligand, as amended (the “Master License Agreement”), and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(5,171,634)	$(3,692,793)	$(10,393,534)	$(7,279,781)
Denominator
Weighted-average common shares outstanding	24,387,148	17,700,774	23,528,353	13,692,258
Less: Weighted-average shares subject to repurchase	(268,261)	(595,400)	(287,571)	(631,682)
Denominator for basic and diluted net loss per share	24,118,887	17,105,374	23,240,782	13,060,576
Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.45)	$(0.56)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2017	2016
Common stock warrants	12,479,837	9,667,500
Restricted stock units	56,750	61,063
Common stock subject to repurchase	245,096	559,745
Common stock options	1,594,894	886,212
Shares issuable upon conversion of debt	3,597,271	3,170,311
	17,973,848	14,344,831

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2017 and December 31, 2016, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2017 or during the year ended December 31, 2016.

Investments classified as available-for-sale as of June 30, 2017 consisted of the following:

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$189,780	$—	$—	$189,780
Corporate debt securities (2)	8,505,849	—	(5,999)	8,499,850
	$8,695,629	$—	$(5,999)	$8,689,630

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2017, there were no securities in an unrealized gain position and there were 19 securities in an unrealized loss position. These unrealized losses were less than $836 individually and $5,999 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At June 30, 2017, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2016 consisted of the following:

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	10,081,950	—	(6,892)	10,075,058

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

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, debt and its related debt conversion feature liability. The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Further, the Company believes the fair value of the debt approximates its carrying value based on relatively stable interest rates and short-term maturity of this instrument.  Fair value measurements are classified and disclosed in one of the following three categories:

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

As of June 30, 2017 and December 31, 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of June 30, 2017 and December 31, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Loan and Security Agreement, which amended the conversion terms of the Ligand Note issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2017, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at June 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$2,966,071	$2,966,071	$—	$—
Certificates of deposit	500,395	500,395	—	—
Short-term investments
Certificates of deposit	189,780	189,780	—	—
Corporate debt securities, available-for-sale	8,499,850	—	8,499,850	—
Total financial assets	$12,156,096	$3,656,246	$8,499,850	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$894,152	$—	$—	$894,152
Total financial liabilities	$894,152	$—	$—	$894,152

		Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$2,519,322	$2,519,322	$—	$—
Short-term investments
Corporate debt securities, available-for-sale	10,075,058	—	10,075,058	—
Total financial assets	$12,594,380	$2,519,322	$10,075,058	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$731,048	$—	$—	$731,048
Total financial liabilities	$731,048	$—	$—	$731,048

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Debt conversion feature:
Beginning balance	$453,350	$1,698,671	$731,048	$2,370,903
Adjustments resulting from modification of debt	1,011,478	—	1,011,478	(575,685)
Adjustments resulting from changes in fair value recognized in earnings	(570,676)	(412,050)	(848,374)	(508,597)
Ending balance	$894,152	$1,286,621	$894,152	$1,286,621

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
June 30, 2017	$—	$894,152	Black-Scholes-Merton option valuation model	Volatility	65%
				Risk Free Rate	1.24%

December 31, 2016	$—	$731,048	Black-Scholes-Merton option valuation model	Volatility	61%
				Risk Free Rate	0.57%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of June 30, 2017 and December 31, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

4.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30,	December 31,
	2017	2016
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$1,955,139	$1,955,139
Conversion payoff value	2,014,472	1,990,032
Discount on notes payable, current	(919,184)	(675,589)
Convertible notes payable, current (net of discount)	$3,050,427	$3,269,582

Pursuant to the Loan and Security Agreement, among other things, Ligand provided the Company with loans in the aggregate amount of $2.5 million.  Up until January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% or the maximum interest rate permitted by law. Effective as of January 22, 2016, the principal amount outstanding under the loans accrue interest at a fixed per annum rate equal to the lesser of 2.5% or the maximum interest rate permitted by law. In the event the Company defaults under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% or the maximum interest rate permitted by law. The loans are evidenced by the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2018 (the “Maturity Date”), unless the loans are repaid in cash or converted into equity prior to such time. In addition, under the Loan and Security Agreement, the Company may not declare or pay dividends in respect of its common stock without Ligand’s prior written consent.

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

On May 8, 2017, the Company entered into the Third Loan Amendment, which, (1) extended the maturity date of the Loans from May 21, 2017 to May 21, 2018, and (2) provided that the Company will be required to make the $200,000 Required Repayment.  The Required Repayment will be applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment will reduce the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  As a result of the Third Loan Amendment, the Company recorded a debt modification adjustment of $1.0 million to the debt conversion feature liability primarily due to the longer expected term, offset with an adjustment recorded to the Ligand Note discount.

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

Following the Maturity Date, Ligand may demand repayment of the loans under the Ligand Note in full. If (1) the Ligand Note is not repaid in full prior to the Maturity Date and Ligand demands repayment, or (2) the Company wishes to repay the full amount owed under the Ligand Note prior to the Maturity Date, the Company will be obligated to repay to Ligand an amount equal to 200% of the aggregate of the outstanding principal amount of the loans under the Ligand Note and of all accrued and unpaid interest thereon (the “Remaining Balance”).

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

During the three and six months ended June 30, 2017, the Company recorded $24,439 and $48,878 of interest expense, respectively, $336,656 and $767,883 of amortization of debt discount, respectively, and $570,676 and $848,374 as other income related to the change in the fair value of the debt conversion feature liability, respectively.

During the three and six months ended June 30, 2016, the Company recorded $25,423 and $56,673 of interest expense, respectively, $524,977 and $925,634 of amortization of debt discount, respectively, and $412,050 and $508,597 as other income related to the decrease in the fair value of the debt conversion feature liability, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of June 30, 2017 and December 31, 2016. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,556.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $30,778 of stock-based compensation expense through December 31, 2016, of which $12,371 and $18,407 was recorded as expense during the years ended December 31, 2016 and 2015, respectively.  No similar expense was recognized during the three and six months ended June 30, 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock.  Any shares of common stock offered and sold in the Maxim Offering will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of the Company’s common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three and six months ended June 30, 2017, the Company sold 0 and 488,388 shares of its common stock, respectively, under the Distribution Agreement resulting in net proceeds to the Company of $0 and $670,031, respectively, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through June 30, 2017, the Company has sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,278, which has been recorded as deferred financing costs and is included within other assets in the accompanying balance sheet as of December 31, 2016.  The deferred financing costs were proratably charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs being amortized over the term of the Purchase Agreement as there is no guarantee that additional shares will be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company was able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  During the three and six months ended June 30, 2017, 0 and 1,326,991 shares were issued, respectively, pursuant to the Purchase Agreement, resulting in aggregate gross proceeds of $0 and $1,869,512, respectively.  From the inception of the Purchase Agreement through June 30, 2017, the Company has sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.  Effective June 19, 2017, the Company terminated the Purchase Agreement, resulting in a write off of the remaining capitalized deferred financing costs relating to the Purchase Agreement of $336,985.

On February 8, 2017, the Company entered into the SPA with PoC, pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet.  During the three and six months ended June 30, 2017, the Company recorded amortization expense of $357,259 and

$399,587, respectively, in clinical study costs related to the SPA with PoC, with a remaining prepaid balance of $1,400,413 on the balance sheet as of June 30, 2017.

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock in a registered direct offering (the “Registered Direct Offering”).  The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”), for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement”) and, together with the Registered Direct Offering, (the “Offerings”).  The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The estimated aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other estimated offering expenses, were approximately $3.9 million.

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

During the three and six months ended June 30, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Stock options	$150,246	$237,285	$374,957	$607,858
Restricted stock and restricted stock units	178,119	243,036	341,242	486,029
Employee stock purchase plan	12,893	9,924	27,298	20,912
Total stock-based compensation expense included in expenses	$341,258	$490,245	$743,497	$1,114,799
Stock-based compensation expense by line item:
Research and development expenses	$100,579	$176,609	$217,358	$368,769
General and administrative expenses	240,679	313,636	526,139	746,030
Total stock-based compensation expense included in expenses	$341,258	$490,245	$743,497	$1,114,799

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2017
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,129,690	2.57
Restricted stock and restricted stock units	$744,249	1.22

The following table is a summary of restricted stock activity during the six months ended June 30, 2017:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	307,096	$3.93
Granted	—	$—
Vested	(62,000)	$9.49
Forfeited	—	$—
Repurchased	—	$—
Unvested at June 30, 2017	245,096	$2.53

The following table summarizes restricted stock unit activity during the six months ended June 30, 2017:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2016	80,625	$5.72
Granted	—	$—
Vested	(12,625)	$8.87
Forfeited	(11,250)	$7.08
Repurchased	—	$—
Unvested June 30, 2017	56,750	$4.75

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	883,837	$4.28
Granted	809,534	$1.23
Exercised	—	$—
Cancelled	(98,477)	$5.29
Options outstanding at June 30, 2017	1,594,894	$2.67	9.06
Options exercisable at June 30, 2017	594,069	$4.14	8.66

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2017 was $0.88. The options outstanding and exercisable at June 30, 2017 had intrinsic value of $0 in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six months ended June 30, 2017
Expected volatility	85.32%
Expected term (in years)	5.93
Risk-free interest rate	1.97%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold the 3,749,783 Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to certain accredited investors (the “Purchasers”).  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. After December 19, 2017, if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”

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

Rent expense was $59,389 and $63,010 for the three months ended June 30, 2017 and 2016, respectively.  Rent expense was $121,762 and $126,021 for the six months ended June 30, 2017 and 2016, respectively.

Future minimum payments pursuant to the Sublease are as follows:

As of June 30, 2017:
2017 (July 2017 - December 2017)	$104,696
2018	190,337
Total minimum lease payments	$295,033

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2017, and events which occurred subsequent to June 30, 2017, but which were not recognized in the financial statements.

On July 13, 2017, the Company made the $200,000 Required Repayment in accordance with the terms of the Loan and Security Agreement.

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

Our lead clinical program is VK5211, an orally available drug candidate, currently in a Phase 2 clinical trial for acute rehabilitation following non-elective hip fracture surgery. VK5211 is a non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve bone mineral density, or BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We currently expect to report initial results from this Phase 2 trial in the fourth quarter of 2017.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in patients with hypercholesterolemia and fatty liver disease and expect to report initial results from this Phase 2 trial in the first half of 2018.

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase (G6PC), an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Assuming ongoing proof-of-concept studies are positive, we then expect to file an Investigational New Drug Application, or IND, to evaluate VK2809 in a Phase 1 study in patients with GSD Ia.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK5211, VK2809 and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained worldwide rights to our VK5211, VK2809 and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand. The terms of this license agreement are detailed in the Master License Agreement, which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found in the section entitled “Business —Agreements with Ligand —Master License Agreement” in Part I, Item1 of our Annual Report on Form 10-K filed with the SEC on March 21, 2017.

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

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement we entered into with Ligand on May 21, 2014, as amended, or the Loan and Security Agreement, we repaid $1,500,000 of the Secured Convertible Promissory Note issued to Ligand on May 21, 2014, or the Ligand Note, with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of our common stock and a warrant to purchase up to 960,000 shares of our common stock, or the Ligand Warrant.  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three and six months ended June 30, 2017, we sold 0 and 488,388 shares pursuant the Distribution Agreement, resulting in net proceeds to us of $0 and $670,031, respectively, after deducting the sales agent’s commission.

On August 24, 2016, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock, or the Initial Shares, at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued to Aspire Capital 336,116 shares of common stock as a commitment fee, or the Commitment Shares. Pursuant to the terms of the Purchase Agreement, we were able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the three and six months ended June 30, 2017, 0 and 1,326,991 shares were issued pursuant to the Purchase Agreement, resulting in net proceeds to us of $0 and $1,869,512, respectively. Effective June 19, 2017, we terminated the Purchase Agreement, without liability to us in accordance with the terms thereof.

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, or PoC, pursuant to which, among other things, we issued to PoC 1,286,173 shares of our common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be our sole responsibility.  We have accounted for the $1,800,000 as a prepaid expense on the balance sheet.  As of June 30, 2017, the remaining prepaid expense on the balance sheet was $1,400,413.

On May 8, 2017, we entered into a Third Amendment to Loan and Security Agreement, or   Third Loan Amendment, with Ligand, which amended the Loan and Security Agreement. The Third Loan Amendment amended the Loan and Security Agreement to, among other things, (1) extend the maturity date of the loans under the Ligand Note, or the Loans, from May 21, 2017 to May 21, 2018, and (2) provide that we will be required to repay $200,000 of the Ligand Note obligation to Ligand in the third quarter of 2017, which payment must be made solely in cash, or the Required Repayment.  The Required Repayment will be applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment will reduce the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.

On June 14, 2017, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors, or the Purchasers, pursuant to which we agreed to issue and sell an aggregate of 3,749,783 shares, or the Shares, of our common stock in a registered direct offering, or the Registered Direct Offering. The Shares were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, we also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock, or the Warrants, for each share of common stock purchased by a Purchaser in the Registered Direct Offering, or the Private Placement and, together with the Registered Direct Offering, the Offerings. The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. We have estimated that the aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other estimated offering expenses, were approximately $3.9 million.

Although it is difficult to predict our liquidity requirements, as of the date of this Quarterly Report on Form 10-Q, and based upon our current operating plan, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. As of June 30, 2017, we had an accumulated deficit of $70,670,801.  These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2016, we charged $9,000,499 to research and development expense as we continued our efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performed additional in vivo studies for VK0214.  During the three and six months ended June 30, 2017, we charged $3,715,379 and $7,243,529, respectively, to research and development expense related to our continued efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performing additional in vivo studies for VK0214 as well as commencing efforts to utilize VK2809 to potentially help patients who suffer from GSD Ia. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,		$ Change	% Change
	2017	2016
Research and development expenses	$3,715,379	$2,371,058	$1,344,321	56.7%

The increase in research and development expenses during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $1,155,923 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program and $194,237 related to clinical manufacturing for our drug candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,		$ Change	% Change
	2017	2016
General and administrative expenses	$1,267,364	$1,206,995	$60,369	5.0%

The increase in general and administrative expenses during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in salary and benefits related expenses of $97,499 and an increase of legal and patent expenses of $41,868 offset by a decrease in stock based compensation expense of $72,957.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,		$ Change	% Change
	2017	2016
Other income (expense)	$(188,891)	$(114,740)	$(74,151)	(64.6)%

Other income (expense) recognized during the three months ended June 30, 2017 consisted primarily of an expense of $336,656 related to the amortization of the Ligand Note discount, $24,439 of interest expense related to the Ligand Note and $421,781 of expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, offset by $570,676 of income related to the change in fair value of the Ligand Note’s conversion feature.  Other income (expense) recognized during the three months ended June 30, 2016 consisted primarily of an expense of $524,977 related to the amortization of the Ligand Note discount and $25,423 of interest expense related to the Ligand Note, offset by income of $412,050 related to the change in fair value of the Ligand Note’s conversion feature.

Comparison of the Six Months Ended June 30, 2017 and 2016

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,		$ Change	% Change
	2017	2016
Research and development expenses	$7,243,529	$4,248,236	$2,995,293	70.5%

The increase in research and development expenses during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $2,143,283 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $590,540 related to clinical manufacturing for our drug candidates, $203,459 related to certain regulatory services, $58,541 related to salaries and benefits, and $136,131 related to services provided by certain third party consultants, offset by a decrease of $151,411 in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,		$ Change	% Change
	2017	2016
General and administrative expenses	$2,707,876	$2,597,233	$110,643	4.3%

The increase in general and administrative expenses during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $330,761 related to salaries and benefits offset by a decrease of $219,892 in stock-based compensation expense.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,		$ Change	% Change
	2017	2016
Other income (expense)	$(442,129)	$(434,312)	$(7,817)	(1.8)%

Other income (expense) recognized during the six months ended June 30, 2017 consisted primarily of an expense of $767,883 related to the amortization of the Ligand Note discount, $519,960 related to the amortization of financing costs and $48,878 of interest expense related to the Ligand Note, offset by income of $848,374 related to the change in fair value of the Ligand Note’s conversion feature and $46,218 of interest income on investments.  Other income (expense) recognized during the six months ended June 30, 2016 consisted primarily of an expense of $925,634 related to the amortization of the Ligand Note discount and $56,673 of interest expense related to the Ligand Note, offset by income of $508,597 related to the change in fair value of the Ligand Note’s conversion feature and $39,398 of interest income on investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. In April 2016, we completed the Offering, pursuant to which we raised $9.0 million in net proceeds. On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock. Additionally, on August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement.  In June 2017, we completed the Registered Direct Offering with certain accredited investors and raised approximately $3.9 million in net proceeds.  Concurrently with the completion of the Registered Direct Offering, we terminated our Purchase Agreement with Aspire Capital. However, as of the date of this Quarterly Report on Form 10-Q, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK5211, VK2809 and VK0214, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses shown in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock.  Any shares of our common stock offered and sold in the Maxim Offering will be issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.  During the three months ended June 30, 2017, we did not sell any shares of our common stock pursuant the Distribution Agreement. From the inception of the Distribution Agreement through June 30, 2017, we have sold 1,267,237 shares of our common stock pursuant to the Distribution Agreement resulting in net proceeds to us of $1,626,549.

On August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement the Initial Shares for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued the Commitment Shares to Aspire Capital as a commitment fee.  Pursuant to the terms of the Purchase Agreement, we were able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. During the three months ended June 30, 2017, we did not sell any shares of our common stock pursuant the Purchase Agreement.  From the inception of the Purchase Agreement through June 30, 2017, we sold 1,476,991 shares of our common stock pursuant to the Purchase Agreement resulting in aggregate gross proceeds to us of $2,042,762, in addition to the Initial Shares and the Commitment Shares. Effective June 19, 2017, we terminated the Purchase Agreement, without liability to us, in accordance with the terms thereof.

On June 14, 2017, we entered into the Securities Purchase Agreement with certain accredited investors, or the Purchasers, pursuant to which we issued and sold an aggregate of 3,749,783 shares of our common stock in the Registered Direct Offering. The Shares were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, we also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a Warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the Registered Direct Offering. The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. We have estimated that the aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other estimated offering expenses, were approximately $3.9 million.

The following table summarizes our cash flows for the periods indicated below:

	Six months ended June 30,
	2017	2016
Cash used in operating activities	$(7,481,762)	$(5,951,964)
Cash provided by investing activities	$1,273,940	$1,141,521
Cash provided by financing activities	$6,525,971	$9,201,823

Cash Used in Operating Activities

During the six months ended June 30, 2017, cash used in operating activities of $7,481,762 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of increases in accounts payable, accrued expenses and prepaid expenses, offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note.

During the six months ended June 30, 2016, cash used in operating activities of $5,951,964 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in accounts payable offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and decreases in accrued expenses and prepaid expenses.

Cash Provided by Investing Activities

During the six months ended June 30, 2017, cash provided by investing activities of $1,273,940 resulted primarily from the proceeds of sales and maturities of investments of $11,700,000, offset by the purchase of investments of $10,426,060.

During the six months ended June 30, 2016, cash provided by investing activities of $1,141,521 resulted primarily from the proceeds of sales and maturities of investments of $11,388,000, offset by the purchase of investments of $10,246,479 during the six month period.

Cash Provided by Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $6,525,971, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $6,582,278, offset by $62,045 in payments of certain deferred offering and financing costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of June 30, 2017, we had an accumulated deficit of $70,670,801. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2017, we had cash and cash equivalents and investments totaling $12,083,281.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Novartis AG and Morphosys AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Helsinn Group, Morphosys AG, Bristol-Myers Squibb and Eli Lilly and Company. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK2809

There are many therapies currently available and numerous others being developed for the treatment of hypercholesterolemia and dyslipidemia. If approved, VK2809 will face competition from therapies that are currently available and from therapies that may become available in the future. Generic statin therapies such as atorvastatin and simvastatin are widely prescribed for the treatment of hypercholesterolemia. Cholesterol absorption inhibitors such as Merck & Co., Inc.’s Zetia (ezetimibe), generic bile acid sequestrants such as coleselevam and generic fibrates such as fenofibrate are also prescribed for the treatment of hypercholesterolemia. Various combinations of these therapies are often prescribed for patients suffering from dyslipidemia. In addition, recently-approved antibody therapies targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene are expected to be prescribed for patients whose low-density lipoprotein (LDL) remains elevated despite treatment with existing cholesterol-lowering agents. Merck & Co.’s CETP inhibitor, anacetrapib, is also in clinical development. While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT505 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., simtuzumab and selonsertib from Gilead Sciences, Inc., emricisan from Conatus Pharmaceuticals Inc., GR-MD-02 from Galectin Therapeutics, cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics), LJN452 from Novartis Pharmaceuticals Corporation, MSDC-0602 from Cirius Therapeutics (formerly Octeta Therapeutics), BMS986036 from Bristol-Myers Squibb and MGL-3196 from Madrigal Pharmaceuticals, Inc.  In addition, we are aware of active programs at Nitto Denko Corporation, NGM Biopharmaceuticals, Inc., Enanta Pharmaceuticals, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics and AstraZeneca plc.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, AMN. High-dose biotin is under investigation for treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Vertex Pharmaceuticals, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L. and bluebird bio, Inc., which may be competitive with VK0214, if approved.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of July 31, 2017, we had ten full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

On May 21, 2014, we entered into a Loan and Security Agreement with Ligand, as amended, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. Each of the loans under the Loan and Security Agreement is evidenced by a Secured Convertible Promissory Note, or the Ligand Note. Under the Loan and Security Agreement and the Ligand Note, we are subject to affirmative and negative covenants. We agreed to, among other things, deliver financial statements, forecasts and budget information to Ligand. In addition, we agreed to use the proceeds from the loans solely as working capital and to fund our general business requirements in accordance with our forecast and budget, and not to take certain actions without Ligand’s consent, including, but not limited to, declaring or paying dividends, incurring or repaying certain indebtedness or engaging in certain related party transactions. The operating covenants, restrictions and obligations in our Loan and Security Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet all of our covenants under the Loan and Security Agreement.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2017, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of June 30, 2017, we in-licensed seven patents in the U.S. and several other patents in certain foreign jurisdictions. As of June 30, 2017, for each of VK2809 and VK0214, we in-licensed one patent and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed six U.S. provisional applications.  We also in-licensed one additional U.S. provisional application directed to VK0214 as of June 30, 2017. For VK0612, as of June 30, 2017, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one PCT patent application. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2017, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2017, our executive officers, directors and 5% or greater stockholders beneficially owned 33.1% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of June 30, 2017, Ligand and its affiliates beneficially owned approximately 26.8% of our outstanding common stock. In addition to the above ownership, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 670,600 shares of our common stock were reserved as of June 30, 2017 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

In June 2017 and concurrent with our registered direct offering, we issued warrants to purchase an aggregate of 2,812,337 shares of our common stock.  The exercise price of these warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022. In addition, pursuant to the April 2016 Offering, we issued warrants to purchase an aggregate of 8,625,000 shares of our common stock which have an exercise price of $1.50 per share of common stock and will expire on April 13, 2021. We have also issued to Ligand a warrant to purchase up to 960,000 shares of our common stock, which has an exercise price of $1.50 per share of common stock and will expire on April 13, 2021, and to the representative of the underwriters for our initial public offering a warrant to purchase up to 82,500 shares of our common stock, which is exercisable for cash or on a cashless basis, has an exercise price of $10.00 per share of common stock and will expire on April 28, 2020. To the extent that any of the foregoing warrants are exercised, our stockholders will experience additional dilution, which could have a material adverse effect on the trading price of our common stock.

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

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, or PoC, pursuant to which, among other things, we sold to PoC, and PoC purchased from us, 1,286,173 shares of our common stock for an aggregate issue price of $1,800,000. The proceeds from the sale of such shares are reserved exclusively to fund certain of our clinical trials pursuant to a master services agreement with a contract research organization.  Pursuant to the SPA, we also agreed to prepare and file one or more registration statements with the SEC for the purpose of registering the shares for resale. On February 14, 2017, we filed a registration statement covering the resale of the full amount of the shares issued to PoC pursuant to the SPA. Following effectiveness of such registration statement on March 27, 2017, the shares issued to PoC became eligible for sale in the public market. Sales of stock by PoC, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

 Our management will continue to have broad discretion over the use of the proceeds we received from our recent registered direct offering, in our prior public offerings, from the Loan and Security Agreement, and the proceeds we have received pursuant to the Distribution Agreement and the Common Stock Purchase Agreement we previously entered into with Aspire Capital Fund, LLC, or the Purchase Agreement, and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our recent registered direct offering, prior public offerings, proceeds received from the Loan and Security Agreement, and proceeds received pursuant to the Distribution Agreement and the Purchase Agreement, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of these remaining net proceeds, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply these net proceeds in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

On two days in June 2017, the last reported sale price for our common stock on the Nasdaq Capital Market was less than $1.00 per share. We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 14, 2017, we entered into a securities purchase agreement with certain accredited investors, or the Purchasers, whereby we agreed, among other things, to issue and sell to the Purchasers, in a private placement, warrants to purchase up to 2,812,337 shares of our common stock with an exercise price of $1.30 per share, or the Warrants. The closing of this private placement transaction occurred on June 19, 2017. The Warrants and the shares of our common stock issuable upon exercise of the Warrants, or the Warrant Shares, were offered to the Purchasers pursuant to an exemption from the registration requirement of the Securities Act of 1933, as amended, or the Securities Act, provided in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. Each of the Purchasers represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the Warrants and the Warrant Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2017:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—		—	—	—
May 1, 2017 - May 31, 2017	10,436	(1)	$1.33	—	—
June 1, 2017 - June 30, 2017	—		—	—	—
Total	10,436		$1.33	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: August 9, 2017	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Michael Morneau
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.5	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/17	4.1

10.1	Third Amendment to Loan and Security Agreement, dated as of May 8, 2017, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	10-Q	5/10/2017	10.2

10.2	Form of Securities Purchase Agreement, dated June 14, 2017, by and between Viking Therapeutics, Inc. and purchasers in the June 2017 offering.	8-K	6/19/2017	10.1

10.3	Placement Agent Agreement, dated June 14, 2017, by and among Viking Therapeutics, Inc., Maxim Group LLC and Roth Capital Partners, LLC	8-K	6/19/2017	10.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Financial Statements.