Form 10-Q
period 2017-09-30
Viking Therapeutics, Inc.
filed 2017-11-08
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 31, 2017
Common stock, $0.00001 par value	28,498,847

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,568,063	$3,075,502
Short-term investments – available for sale	7,270,719	10,075,058
Prepaid clinical trial costs	1,346,171	541,603
Prepaid expenses and other current assets	340,121	282,666
Total current assets	11,525,074	13,974,829
Deferred public offering and other financing costs	275,029	521,538
Deposits	39,341	39,341
Total assets	$11,839,444	$14,535,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,555,472	$1,203,888
Other accrued liabilities	2,837,392	1,237,122
Accrued interest, current	9,982	34,894
Convertible notes payable, current (net of discount of $662,588 and $675,589 at September 30, 2017 and December 31, 2016, respectively)	3,180,411	3,269,582
Debt conversion feature liability, current	2,030,226	731,048
Total current liabilities	9,613,483	6,476,534
Deferred rent	—	16,307
Total long-term liabilities	—	16,307
Total liabilities	9,613,483	6,492,841
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2017 and December 31, 2016; 28,498,847 and 20,823,873 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	285	208
Additional paid-in capital	78,999,693	68,326,818
Accumulated deficit	(76,770,459)	(60,277,267)
Accumulated other comprehensive loss	(3,558)	(6,892)
Total stockholders’ equity	2,225,961	8,042,867
Total liabilities and stockholders’ equity	$11,839,444	$14,535,708

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	3,464,639	2,104,794	10,708,169	6,353,030
General and administrative	1,226,892	1,159,488	3,934,768	3,756,721
Total operating expenses	4,691,531	3,264,282	14,642,937	10,109,751
Loss from operations	(4,691,531)	(3,264,282)	(14,642,937)	(10,109,751)
Other income (expense):
Change in fair value of debt conversion feature liability	(1,136,074)	(64,514)	(287,700)	444,083
Amortization of debt discount	(256,596)	(431,227)	(1,024,479)	(1,356,861)
Amortization of financing costs	(17,568)	(45,852)	(537,528)	(45,852)
Interest income (expense), net	2,111	(1,556)	(548)	(18,832)
Total other income (expense), net	(1,408,127)	(543,149)	(1,850,255)	(977,462)
Net loss	(6,099,658)	(3,807,431)	(16,493,192)	(11,087,213)
Other comprehensive gain (loss), net of tax:
Unrealized gain on securities	2,442	649	3,334	1,233
Comprehensive loss	$(6,097,216)	$(3,806,782)	$(16,489,858)	$(11,085,980)
Basic and diluted net loss per share	$(0.22)	$(0.20)	$(0.67)	$(0.74)
Weighted-average shares used to compute basic and diluted net loss per share	27,469,784	18,991,971	24,665,941	15,052,139

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(16,493,192)	$(11,087,213)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	1,024,479	1,356,861
Amortization of investment premiums	78,683	116,962
Amortization of financing costs	537,528	45,852
Amortization of non-cash clinical trial costs	648,481	—
Change in fair value of debt conversion feature liability	287,700	(444,083)
Stock-based compensation	1,087,625	1,435,752
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	299,362	92,129
Accounts payable	232,124	300,360
Accrued expenses	1,487,445	(422,999)
Net cash used in operating activities	(10,809,765)	(8,606,379)
Cash flows from investing activities
Purchases of investments	(13,106,231)	(12,263,451)
Proceeds from maturities of investments	15,772,000	13,846,000
Net cash provided by investing activities	2,665,769	1,582,549
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	7,832,278	10,444,522
Public offering and financing costs	(123,985)	(1,024,581)
Repayment of convertible notes payable	(77,261)	(94,861)
Value of shares withheld related to employee tax withholding	(14,084)	(25,851)
Proceeds from stock issuance under employee stock purchase plan	19,609	10,943
Net cash provided by financing activities	7,636,557	9,310,172
Net increase (decrease) in cash and cash equivalents	(507,439)	2,286,342
Cash and cash equivalents beginning of period	3,075,502	768,550
Cash and cash equivalents end of period	$2,568,063	$3,054,892

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$122,739	$205,139

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$1,800,000	$—
Unpaid deferred public offering and other financing costs	$219,509	$71,617
Shares issued as commitment fee in connection with Lincoln Park agreement	$180,000	$—
Shares issued as commitment fee in connection with Aspire agreement	$—	$440,278
Shares issued in lieu of loan payment to related party	$—	$1,200,000

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of September 30, 2017, statements of operations for the three and nine months ended September 30, 2017 and 2016 and statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 21, 2017. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends FASB Accounting Standards Codification (“ASC”) Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2016-15 will have on its financial statements and related disclosures.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC Topic 260: Earnings Per Share, FASB ASC Topic 480: Distinguishing Liabilities from Equity, and FASB ASC Topic 815: Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of FASB ASC Topic 480 that now are presented as pending content in the ASC, to a scope exception. ASU 2017-11 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

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

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company was able to offer and sell, from time to time, through Maxim (the “Maxim Offering”), up to 3,748,726 shares of its common stock. Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof.   During the period from July 1, 2017 through July 26, 2017 and for the period from January 1, 2017 through July 26, 2017, the Company sold 0 and 488,388 shares of its common stock under the Distribution Agreement, respectively, resulting in net proceeds to the Company of $0 and $670,031, respectively, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through July 26, 2017, the Company sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock (the “Initial Shares”) at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued to Aspire Capital 336,116 shares of common stock as a commitment fee (the “Commitment Shares”). Pursuant to the terms of the Purchase Agreement, the Company was able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Effective June 19, 2017, the Company terminated the Purchase Agreement, without liability to the Company, in accordance with the terms thereof. During the period from January 1, 2017 through June 19, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement resulting in aggregate gross proceeds of $1,869,512.  From the inception of the Purchase Agreement through June 19, 2017, the Company sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia (“GSD Ia”).  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company accounted for the $1,800,000 as a prepaid expense on the balance sheet.  As of September 30, 2017, the remaining prepaid expense on the balance sheet was $1,151,519.

On May 8, 2017, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Loan Amendment”) with Ligand Pharmaceuticals Incorporated (“Ligand”), which amended the Company’s Loan and Security Agreement that was originally entered into on May 21, 2014 and subsequently amended (such agreement, as amended by the Third Loan Amendment, the “Loan and Security Agreement”). The Third Loan Amendment, among other things, (1) extended the maturity date of the loans under the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement (the “Loans”) from May 21, 2017 to May 21, 2018, and (2) provided that the Company was required to repay $200,000 of the Ligand Note obligation to Ligand in the third quarter of 2017, which payment had to be made solely in cash (the “Required Repayment”).  The Company made the Required Repayment on July 13, 2017. The Required Repayment was applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”) for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”). The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other offering expenses were $3,866,202.

On September 28, 2017, the Company entered into a purchase agreement (the “Registered Offering Purchase Agreement”), pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC (“LPC”) 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016 and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement, including that a registration statement, which the Company agreed to file with the SEC, pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (the “Commencement”), the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock.

Although it is difficult to predict the Company’s liquidity requirements, based upon the Company’s current operating plan, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the filing date of this Quarterly Report on Form 10-Q unless it raises additional capital. As of September 30, 2017, the Company had an accumulated deficit of $76,770,459. These losses have resulted primarily from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand pursuant to the master license agreement with Ligand, as amended (the “Master License Agreement”), and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

The following table presents the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(6,099,658)	$(3,807,431)	$(16,493,192)	$(11,087,213)
Denominator
Weighted-average common shares outstanding	27,714,880	19,482,162	24,939,198	15,590,113
Less: Weighted-average shares subject to repurchase	(245,096)	(490,191)	(273,257)	(537,974)
Denominator for basic and diluted net loss per share	27,469,784	18,991,971	24,665,941	15,052,139
Basic and diluted net loss per share	$(0.22)	$(0.20)	$(0.67)	$(0.74)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2017	2016
Common stock warrants	12,479,837	9,667,500
Restricted stock units	56,250	56,813
Common stock subject to repurchase	245,096	490,191
Common stock options	1,589,894	835,962
Shares issuable upon conversion of debt	2,941,206	3,190,021
	17,312,283	14,240,487

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2017 and December 31, 2016, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2017 or during the year ended December 31, 2016.

Investments classified as available-for-sale as of September 30, 2017 consisted of the following:

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$249,692	$—	$—	$249,692
Corporate debt securities (2)	7,024,345	—	(3,318)	7,021,027
	$7,274,037	$—	$(3,318)	$7,270,719

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2017, there were no securities in an unrealized gain position and there were 16 securities in an unrealized loss position. These unrealized losses were less than $783 individually and $3,318 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At September 30, 2017, one of these securities was classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2016 consisted of the following:

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	10,081,950	—	(6,892)	10,075,058

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

As of September 30, 2017 and December 31, 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of September 30, 2017 and December 31, 2016 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Loan and Security Agreement, which amended the conversion terms of the Ligand Note issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2017, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$409,428	$409,428	$—	$—
Corporate debt securities, available-for-sale	501,539	—	501,539	—
Short-term investments
Certificates of deposit	249,692	249,692	—	—
Corporate debt securities, available-for-sale	7,021,027	—	7,021,027	—
Total financial assets	$8,181,686	$659,120	$7,522,566	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$2,030,226	$—	$—	$2,030,226
Total financial liabilities	$2,030,226	$—	$—	$2,030,226

		Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$2,519,322	$2,519,322	$—	$—
Short-term investments
Corporate debt securities, available-for-sale	10,075,058	—	10,075,058	—
Total financial assets	$12,594,380	$2,519,322	$10,075,058	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$731,048	$—	$—	$731,048
Total financial liabilities	$731,048	$—	$—	$731,048

The table below presents a summary of changes in the Company’s debt conversion feature liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Debt conversion feature:
Beginning balance	$894,152	$1,286,621	$731,048	$2,370,903
Adjustments resulting from modification of debt	—	—	1,011,478	(575,685)
Adjustments resulting from changes in fair value recognized in earnings	1,136,074	64,514	287,700	(444,083)
Ending balance	$2,030,226	$1,351,135	$2,030,226	$1,351,135

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
September 30, 2017	$—	$2,030,226	Black-Scholes-Merton option valuation model	Volatility	58%
				Risk Free Rate	1.20%

December 31, 2016	$—	$731,048	Black-Scholes-Merton option valuation model	Volatility	61%
				Risk Free Rate	0.57%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of September 30, 2017 and December 31, 2016, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

4.	Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30,	December 31,
	2017	2016
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$1,916,508	$1,955,139
Conversion payoff value	1,926,491	1,990,032
Discount on notes payable, current	(662,588)	(675,589)
Convertible notes payable, current (net of discount)	$3,180,411	$3,269,582

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

On May 8, 2017, the Company entered into the Third Loan Amendment, which, (1) extended the maturity date of the Loans from May 21, 2017 to May 21, 2018, and (2) provided that the Company was required to make the $200,000 Required Repayment.  The Company made the Required Repayment on July 13, 2017. The Required Repayment was applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  As a result of the Third Loan Amendment, the Company recorded a debt modification adjustment of $1.0 million to the debt conversion feature liability primarily due to the longer expected term, offset with an adjustment recorded to the Ligand Note discount.

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

During the three and nine months ended September 30, 2017, the Company recorded $24,037 and $72,915 of interest expense, respectively, $256,596 and $1,024,479 of amortization of debt discount, respectively, and $1,136,074 and $287,700 as other expense related to the increase in the fair value of the debt conversion feature liability, respectively.

During the three and nine months ended September 30, 2016, the Company recorded $24,439 and $81,112 of interest expense, respectively, $431,227 and $1,356,861 of amortization of debt discount, respectively, and an expense of $64,514 and income of $444,083 related to the change in the fair value of the debt conversion feature liability, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of September 30, 2017 and December 31, 2016. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,556.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $30,778 of stock-based compensation expense through December 31, 2016, of which $12,371 and $18,407 was recorded as expense during the years ended December 31, 2016 and 2015, respectively.  No similar expense was recognized during the three and nine months ended September 30, 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company was able to offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock.  Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof.  All shares of common stock offered and sold in the Maxim Offering were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of the Company’s common stock eligible for sale under the Distribution Agreement was subject to the limitations of General Instruction I.B.6 of Form S-3.  During the period from July 1, 2017 through July 26, 2017 and for the period from January 1, 2017 through July 26, 2017, the Company sold 0 and 488,388 shares of its common stock, respectively, under the Distribution Agreement resulting in net proceeds to the Company of $0 and $670,031, respectively, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through July 26, 2017, the Company has sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,278, which has been recorded as deferred financing costs and is included within other assets in the accompanying balance sheet as of December 31, 2016.  The deferred financing costs were proratably charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs being amortized over the term of the Purchase Agreement as there is no guarantee that additional shares will be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company was able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  Effective June 19, 2017, the Company terminated the Purchase Agreement, resulting in a write off of the remaining capitalized deferred financing costs relating to the Purchase Agreement of $336,985. During the period from January 1, 2017 through June 19, 2017, 1,326,991 shares were issued, pursuant to the Purchase Agreement, resulting in aggregate gross proceeds of $1,869,512.  From the inception of the Purchase Agreement through June 19, 2017, the Company has sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into the SPA with PoC, pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet.  During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $248,894 and $648,481, respectively, in clinical study costs related to the SPA with PoC, with a remaining prepaid balance of $1,151,519 on the balance sheet as of September 30, 2017.

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock in a registered direct offering (the “Registered Direct Offering”).  The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”), for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement”) and, together with the Registered Direct Offering, (the “Offerings”).  The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and offering expenses, were $3,866,202.

On September 28, 2017, the Company entered into the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, the Company sold to LPC 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016 and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into the Commitment Purchase Agreement and the Registration Rights Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the Commencement, the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock.

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

During the three and nine months ended September 30, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Stock options	$153,840	$154,228	$528,796	$762,067
Restricted stock and restricted stock units	180,076	158,931	521,319	644,979
Employee stock purchase plan	10,212	7,794	37,510	28,706
Total stock-based compensation expense included in expenses	$344,128	$320,953	$1,087,625	$1,435,752
Stock-based compensation expense by line item:
Research and development expenses	$84,638	$60,202	$301,997	$428,971
General and administrative expenses	259,490	260,751	785,628	1,006,781
Total stock-based compensation expense included in expenses	$344,128	$320,953	$1,087,625	$1,435,752

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2017
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$986,297	2.41
Restricted stock and restricted stock units	$564,172	1.03

The following table is a summary of restricted stock activity during the nine months ended September 30, 2017:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	307,096	$3.93
Granted	—	$—
Vested	(62,000)	$9.49
Forfeited	—	$—
Repurchased	—	$—
Unvested at September 30, 2017	245,096	$2.53

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2017:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2016	80,625	$5.72
Granted	—	$—
Vested	(13,125)	$8.78
Forfeited	(11,250)	$7.08
Repurchased	—	$—
Unvested September 30, 2017	56,250	$4.73

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	883,837	$4.28
Granted	884,534	$1.24
Exercised	—	$—
Cancelled	(178,477)	$3.55
Options outstanding at September 30, 2017	1,589,894	$2.67	8.83
Options exercisable at September 30, 2017	582,194	$4.22	8.39

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2017 was $0.89. The options outstanding and exercisable at September 30, 2017 had intrinsic value of $118,881 in the aggregate.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months ended September 30, 2017
Expected volatility	85.10%
Expected term (in years)	5.91
Risk-free interest rate	1.96%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold the 3,749,783 Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. After December 19, 2017, if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”

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

Rent expense was $63,648 for each of the three months ended September 30, 2017 and 2016.  Rent expense was $185,410 and $189,668 for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum payments pursuant to the Sublease are as follows:

As of September 30, 2017:
2017 (October 2017 - December 2017)	$62,818
2018	190,337
Total minimum lease payments	$253,155

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2017, and events which occurred subsequent to September 30, 2017, but which were not recognized in the financial statements.

On October 17, 2017, pursuant to the terms of the Registration Rights Agreement, the Company filed a registration statement on Form S-1 (File No. 333-220992) (the “Registration Statement”) registering for resale up to 6,873,975 shares of common stock to be issued to LPC pursuant to the terms of the Commitment Purchase Agreement. The Registration Statement was declared effective on October 26, 2017 and the Commencement occurred on October 26, 2017.

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

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase (G6PC), an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  We expect to file an Investigational New Drug Application, or IND, to evaluate VK2809 in a Phase 1 study in patients with GSD Ia.

We are also developing VK0214 for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain toxicology studies, we expect to commence work directed toward an IND.

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

On June 20, 2016, we entered into an Equity Distribution Agreement, or the Distribution Agreement, with Maxim Group LLC, as sales agent, or Maxim, pursuant to which we were able to offer and sell, from time to time, through Maxim, or the Maxim Offering, up to 3,748,726 shares of our common stock.   Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof. All shares of our common stock offered and sold in the Maxim Offering were issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement was subject to the limitations of General Instruction I.B.6 of Form S-3.  During the period from July 1, 2017 through July 26, 2017 and for the period from January 1, 2017 through July 26, 2017, we sold 0 and 488,388 shares pursuant the Distribution Agreement, resulting in net proceeds to us of $0 and $670,031, respectively, after deducting the sales agent’s commission.

On August 24, 2016, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of common stock, or the Initial Shares, at a price per share of $1.50, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued to Aspire Capital 336,116 shares of common stock as a commitment fee, or the Commitment Shares. Pursuant to the terms of the Purchase Agreement, we were able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale. Effective June 19, 2017, we terminated the Purchase Agreement, without liability to us in accordance with the terms thereof.  During the period from January 1, 2017 through June 19, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement, resulting in net proceeds to us of $1,869,512.

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, or PoC, pursuant to which, among other things, we issued to PoC 1,286,173 shares of our common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be our sole responsibility.  We have accounted for the $1,800,000 as a prepaid expense on the balance sheet.  As of September 30, 2017, the remaining prepaid expense on the balance sheet was $1,151,519.

On May 8, 2017, we entered into a Third Amendment to Loan and Security Agreement, or the Third Loan Amendment, with Ligand, which amended the Loan and Security Agreement. The Third Loan Amendment amended the Loan and Security Agreement to, among other things, (1) extend the maturity date of the loans under the Ligand Note, or the Loans, from May 21, 2017 to May 21, 2018, and (2) provide that we will be required to repay $200,000 of the Ligand Note obligation to Ligand in the third quarter of 2017, which payment had to be made solely in cash, or the Required Repayment.  We made the Required Repayment on July 13, 2017.  The Required Repayment was applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.

On June 14, 2017, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors, or the Purchasers, pursuant to which we agreed to issue and sell an aggregate of 3,749,783 shares, or the Shares, of our common stock in a registered direct offering, or the Registered Direct Offering. The Shares were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, we also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock, or the Warrants, for each share of common stock purchased by a Purchaser in the Registered Direct Offering, or the Private Placement and, together with the Registered Direct Offering, the Offerings. The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other offering expenses, were $3,866,202.

On September 28, 2017, we entered into a purchase agreement, or the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital Fund, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016 and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into a purchase agreement, or the Commitment Purchase Agreement with LPC, pursuant to which we have the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, we issued to LPC 100,000 shares of common stock.

Although it is difficult to predict our liquidity requirements, as of the date of this Quarterly Report on Form 10-Q, and based upon our current operating plan, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital. As of September 30, 2017, we had an accumulated deficit of $76,770,459.  These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value of the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development of our clinical drug candidates and preclinical programs and incur additional costs associated with being a public company.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2016, we charged $9,000,499 to research and development expense as we continued our efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performed additional in vivo studies for VK0214.  During the three and nine months ended September 30, 2017, we charged $3,464,639 and $10,708,169, respectively, to research and development expense related to our continued efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performing additional in vivo studies for VK0214 as well as commencing efforts to utilize VK2809 to potentially help patients who suffer from GSD Ia. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,		$ Change	% Change
	2017	2016
Research and development expenses	$3,464,639	$2,104,794	$1,359,845	64.6%

The increase in research and development expenses during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $1,220,255 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program and an increase in expenses of $113,498 related to services provided by certain third party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,		$ Change	% Change
	2017	2016
General and administrative expenses	$1,226,892	$1,159,488	$67,404	5.8%

The increase in general and administrative expenses during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in salary and benefits related expenses of $78,999.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,		$ Change	% Change
	2017	2016
Other income (expense)	$(1,408,127)	$(543,149)	$(864,978)	(159.3)%

Other income (expense) recognized during the three months ended September 30, 2017 consisted primarily of an expense of $1,136,074 related to the change in fair value of the Ligand Note’s conversion feature, $256,596 of expense related to the amortization of the Ligand Note discount, $24,037 of interest expense related to the Ligand Note and $17,568 of expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim. Other income (expense) recognized during the three months ended September 30, 2016 consisted primarily of an expense of $431,227 related to the amortization of the Ligand Note discount, $64,514 related to the change in fair value of the Ligand Note’s conversion feature, $24,439 of interest expense related to the Ligand Note and $45,852 of expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,		$ Change	% Change
	2017	2016
Research and development expenses	$10,708,169	$6,353,030	$4,355,139	68.6%

The increase in research and development expenses during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $3,363,538 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $608,014 related to clinical manufacturing for our drug candidates, $286,792 related to certain regulatory services, and $249,629 related to services provided by certain third party consultants, offset by a decrease of $56,986 related to salaries and benefits and $126,974 in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,		$ Change	% Change
	2017	2016
General and administrative expenses	$3,934,768	$3,756,721	$178,047	4.7%

The increase in general and administrative expenses during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in expenses of $408,932 related to salaries and benefits offset by a decrease of $221,153 in stock-based compensation expense.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,		$ Change	% Change
	2017	2016
Other income (expense)	$(1,850,255)	$(977,462)	$(872,793)	(89.3)%

Other income (expense) recognized during the nine months ended September 30, 2017 consisted primarily of an expense of $1,024,479 related to the amortization of the Ligand Note discount, $537,528 related to the amortization of financing costs, $287,700 related to the change in fair value of the Ligand Note’s conversion feature and $72,915 of interest expense related to the Ligand Note, offset by income of $72,367 of interest income on investments.  Other income (expense) recognized during the nine months ended September 30, 2016 consisted primarily of an expense of $1,356,861 related to the amortization of the Ligand Note discount, $81,112 of interest expense related to the Ligand Note and $45,852 of expense relating to the amortization of financing costs relating to the

Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, offset by income of $444,083 related to the change in fair value of the Ligand Note’s conversion feature and $62,178 of interest income on investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. In April 2016, we completed the Offering, pursuant to which we raised $9.0 million in net proceeds. On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we may offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock. Additionally, on August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement.  In June 2017, we completed the Registered Direct Offering with certain accredited investors and raised $3.9 million in net proceeds.  Concurrently with the completion of the Registered Direct Offering, we terminated our Purchase Agreement with Aspire Capital. On September 28, 2017, we entered into the Commitment Purchase Agreement with LPC, pursuant to which LPC is committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the Commitment Purchase Agreement. On September 29, 2017, we sold to LPC 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000. However, as of the date of this Quarterly Report on Form 10-Q, we do not believe that we have sufficient capital to fund our operating and capital requirements for the next 12 months unless we raise additional capital.  In the event we cannot obtain sufficient funding, we may have to substantially alter, or possibly even discontinue, operations. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we were able to offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock.  Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof.  All shares of our common stock offered and sold in the Maxim Offering were issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  The number of shares of our common stock eligible for sale under the Distribution Agreement was subject to the limitations of General Instruction I.B.6 of Form S-3.  During the period from July 1, 2017 through July 26, 2017 and for the period from January 1, 2017 through July 26, 2017, we sold 0 and 488,388 shares pursuant the Distribution Agreement, resulting in net proceeds to us of $0 and $670,031, respectively, after deducting the sales agent’s commission. From the inception of the Distribution Agreement through July 26, 2017, we have sold 1,267,237 shares of our common stock pursuant to the Distribution Agreement resulting in net proceeds to us of $1,626,549.

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

Effective June 19, 2017, we terminated the Purchase Agreement, without liability to us in accordance with the terms thereof.  During the period from January 1, 2017 through June 19, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement, resulting in net proceeds to us of $1,869,512. From the inception of the Purchase Agreement through June 19, 2017, we sold 1,476,991 shares of our common stock pursuant to the Purchase Agreement resulting in aggregate gross proceeds to us of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On June 14, 2017, we entered into the Securities Purchase Agreement with the Purchasers, pursuant to which we issued and sold an aggregate of 3,749,783 shares of our common stock in the Registered Direct Offering. The Shares were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, we also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a Warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the Registered Direct Offering. The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and other offering expenses, were $3,866,202.

On September 28, 2017, we entered into the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to LPC 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016 and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into the Commitment Purchase Agreement with LPC, pursuant to which we have the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017 to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, we issued to LPC 100,000 shares of common stock.

The following table summarizes our cash flows for the periods indicated below:

	Nine months ended September 30,
	2017	2016
Cash used in operating activities	$(10,809,765)	$(8,606,379)
Cash provided by investing activities	$2,665,769	$1,582,549
Cash provided by financing activities	$7,636,557	$9,310,172

Cash Used in Operating Activities

During the nine months ended September 30, 2017, cash used in operating activities of $10,809,765 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of increases in accounts payable, accrued expenses and prepaid expenses, offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note.

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

Cash Provided by Investing Activities

During the nine months ended September 30, 2017, cash provided by investing activities of $2,665,769 resulted primarily from the proceeds of sales and maturities of investments of $15,772,000, offset by the purchase of investments of $13,106,231.

During the nine months ended September 30, 2016, cash provided by investing activities of $1,582,549 resulted primarily from the proceeds of sales and maturities of investments of $13,846,000 offset by the purchase of investments of $12,263,451.

Cash Provided by Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities was $7,636,557, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $7,832,278, offset by $123,985 in payments of certain deferred offering and financing costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of September 30, 2017, we had an accumulated deficit of $76,770,459. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2017, we had cash and cash equivalents and investments totaling $9,838,782.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of October 31, 2017, we had twelve full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2017, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

We depend on our ability to protect our proprietary or licensed technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability, Ligand’s and any future licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We currently in-license most of our intellectual property rights to develop our drug candidates and may in-license additional intellectual property rights in the future. Under the terms of the Master License Agreement, Ligand has the first right to file, prosecute and maintain the patents subject to the Master License Agreement in its name. We cannot be certain that patent enforcement activities by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that our current or future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from continuing to license intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of September 30, 2017, we in-licensed seven patents in the U.S. and several other patents in certain foreign jurisdictions. As of September 30, 2017, for each of VK2809 and VK0214, we in-licensed one patent and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed three PCT applications and four U.S. provisional applications.  We also in-licensed one additional PCT application and one additional U.S. application directed to VK0214 as of September 30, 2017. For VK0612, as of September 30, 2017, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one PCT patent application. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2017, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2017, our executive officers, directors and 5% or greater stockholders beneficially owned 32.3% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of September 30, 2017, Ligand and its affiliates beneficially owned approximately 26.1% of our outstanding common stock. In addition to the above ownership, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 675,819 shares of our common stock were reserved as of September 30, 2017 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our Board of Directors or the Compensation Committee of our Board of Directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On September 28, 2017, we entered into a purchase agreement, or the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital Fund, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016 and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into a purchase agreement, or the Commitment Purchase Agreement, with LPC pursuant to which we have the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. To the extent that we sell shares pursuant to the Commitment Purchase Agreement, our stockholders will experience dilution, which could have a material adverse effect on the trading price of our common stock.

*Our management will continue to have broad discretion over the use of the proceeds we received from our recent registered direct offering, in our prior public offerings, from the Loan and Security Agreement, and the proceeds we have received pursuant to the Distribution Agreement,  the Registered Offering Purchase Agreement and the Commitment Purchase Agreement we recently entered into with Lincoln Park Capital Fund, LLC, and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our recent registered direct offering, prior public offerings, proceeds received from the Loan and Security Agreement, and proceeds received pursuant to the Distribution Agreement, the Registered Offering Purchase Agreement and the Commitment Purchase Agreement, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of these remaining net proceeds, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply these net proceeds in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

For six consecutive days in August 2017, the last reported sale price for our common stock on the Nasdaq Capital Market was less than $1.00 per share. We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The common stock that has been and may be issued under the Commitment Purchase Agreement was and will be offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. LPC represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring such shares under the Commitment Purchase Agreement for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the shares of Common Stock that have been and may be issued to LPC under the Commitment Purchase Agreement have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended September 30, 2017:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—		—	—	—
August 1, 2017 - August 31, 2017	219	(1)	$0.97	—	—
September 1, 2017 - September 30, 2017	—		—	—	—
Total	219		$0.97	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.5	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/17	4.1

4.6	Registration Rights Agreement, dated as of September 28, 2017, by and between Viking Therapeutics, Inc. and Lincoln Park Capital Fund LLC	8-K	9/29/2017	10.3

10.1	Purchase Agreement, dated as of September 28, 2017, by and between Viking Therapeutics, Inc. and Lincoln Park Capital Fund LLC	8-K	9/29/2017	10.1

10.2	Purchase Agreement, dated as of September 28, 2017, by and between Viking Therapeutics, Inc. and Lincoln Park Capital Fund LLC	8-K	9/29/2017	10.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: November 8, 2017	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Michael Morneau
Michael Morneau
Chief Financial Officer (Principal Accounting and Financial Officer)