Form 10-K
period 2017-12-31
Viking Therapeutics, Inc.
filed 2018-03-07
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2017 (the last trading day of the registrant’s second fiscal quarter of 2017), was

$21,405,993. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2018 was 50,898,802.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. Our lead clinical program, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve bone mineral density, or BMD, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We believe that VK5211 may also have potential benefits to patients suffering from muscle loss in other settings, such as joint replacements or muscle wasting disorders.

In October 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. In November 2017, we announced positive top-line results from our 12-week, Phase 2 clinical trial of VK5211 in patients who recently suffered a hip fracture.  Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo.  The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo.  VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related serious adverse events, or SAEs, reported. See the discussion under “VK5211: A Selective Androgen Receptor Modulator (SARM) for Hip Fracture” below for more details on these study results. We expect to receive follow-up data related to this study in the first half of 2018 and to then engage in further discussions with the U.S. Food and Drug Administration, or the FDA, regarding the potential further clinical development of VK5211 in hip fracture as well as other potential acute use settings.

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

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 60 patients with hypercholesterolemia and fatty liver disease and expect to report initial results from this Phase 2 clinical trial in the second half of 2018.

In October 2017, we announced positive final results from an eight-week study of VK2809 in an in vivo model of non-alcoholic steatohepatitis, or NASH. See the discussion of “Novel Selective Thyroid Hormone Receptor-ß, or TRß, Agonists for Metabolic Disorders and Adrenoleukodystrophy” below for more details on these study results.

In a Phase 1 multiple ascending dose clinical trial, patients with mild hypercholesterolemia who were treated with VK2809 at doses of 5 mg and above experienced significant placebo-adjusted low-density lipoprotein cholesterol, or LDL-C reductions from baseline, ranging from approximately 15%-41%. In addition, placebo-adjusted triglyceride levels were reduced by more than 30% at doses of 2.5 mg and above. There were no serious adverse events observed in this trial, and no differences in heart rate, heart rhythm or blood pressure were observed between VK2809 and placebo-treated patients. In addition, VK2809 has demonstrated significant reductions in liver fat content in multiple animal models of fatty liver disease, suggesting potential efficacy in the NASH setting.

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

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, genetic disease caused by a deficiency of glucose-6-phosphatase, or G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Approximately 2,000 patients in the U.S. suffer from GSD Ia. We have conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. We expect to initiate a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia in the first half of 2018.

We are also developing VK0214 for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as the adenosine triphosphate binding cassette transporter D1, or ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  We received orphan drug designation from the FDA for VK0214 for the treatment X-ALD in December 2016. Pending completion of certain toxicology studies, we expect to file an IND to conduct a proof-of-concept study in patients with X-ALD in the second half of 2018.

X-ALD is a rare, often fatal condition believed to occur with an incidence of approximately one in 17,000 births. X-ALD is caused by mutations in the gene encoding for ABCD1, which is located on the X chromosome. Men have one X chromosome, while women have two. Because of this, an inherited mutation in the ABCD1 gene is more likely to manifest in males relative to females. The ABCD1 protein plays a critical role in the transport of VLCFA into a cellular organelle called the peroxisome, where VLCFA metabolism and disposal occur. Without functional ABCD1, VLCFA accumulate in cells, including neural cells, where they can lead to membrane disruption and damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, adrenal dysfunction and other complications, including death. There are currently no approved therapies for X-ALD and pharmacologic interventions have demonstrated limited clinical benefit. As a result, we believe the worldwide X-ALD market exceeds $1.0 billion.

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

We also have three additional programs targeting metabolic diseases and anemia. The most advanced is VK0612, a first-in-class, orally available Phase 2b-ready drug candidate for type 2 diabetes. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. Our preclinical programs are focused on identifying orally available erythropoietin, or EPO, receptor, or EPOR, agonists for the potential treatment of anemia, and on developing tissue-selective inhibitors of diacylglycerol acyltransferase-1, or DGAT-1, for the potential treatment of obesity and dyslipidemia.

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

In November 2017, we announced positive top-line results from our 12-week, Phase 2 clinical trial of VK5211 in patients who recently suffered a hip fracture.  Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo.  The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo.  VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported.

The Phase 2 clinical trial was a randomized, double-blind, placebo-controlled, parallel group, international study designed to evaluate the efficacy, safety and tolerability of VK5211 in patients recovering from hip fracture surgery.  A total of 108 patients were randomized to receive once-daily VK5211 doses of 0.5 mg, 1.0 mg, 2.0 mg, or placebo for 12 weeks.  Top-line results include:

•

All doses of VK5211 demonstrated statistically significant increases in total lean body mass, less head, the study’s primary endpoint.  Placebo-adjusted increases in lean body mass were 4.8% at 0.5 mg (p < 0.005), 7.2% at 1.0 mg (p < 0.001), and 9.1% at 2.0 mg (p < 0.001).  These corresponded to placebo-adjusted increases of 1.6 kg at 0.5 mg (p < 0.005), 2.5 kg at 1.0 mg (p < 0.001), and 3.1 kg at 2.0 mg (p < 0.001).

•

The proportion of patients experiencing at least a 5% increase in total lean body mass, less head, were 19% with placebo, 61% at 0.5 mg, 65% at 1.0 mg, and 75% at 2.0 mg (p < 0.01 for each).  The proportion of patients demonstrating at least a 2.0 kg gain in total lean body mass, less head, were 14% with placebo, 57% at 0.5 mg, 65% at 1.0 mg, and 81% at 2.0 mg (p < 0.01 for each).

•

All doses of VK5211 produced statistically significant increases in appendicular lean body mass, a secondary efficacy endpoint.  Placebo-adjusted increases in appendicular lean body mass were 6.1% at 0.5 mg (p < 0.01), 9.0% at 1.0 mg (p < 0.001), and 10.2% at 2.0 mg (p < 0.001).  These corresponded to placebo-adjusted increases of 0.8 kg at 0.5 mg (p < 0.05), 1.3 kg at 1.0 mg (p < 0.001), and 1.4 kg at 2.0 mg (p < 0.001).

•

All doses of VK5211 produced statistically significant increases in total lean body mass, including head, a secondary efficacy endpoint.  Increases in total lean body mass were 6.3% (p < 0.005), 8.2% (p < 0.001), and 9.9% (p < 0.001) from baseline, corresponding to placebo-adjusted increases of 4.7% at 0.5 mg (p < 0.005), 6.8% at 1.0 mg (p < 0.001), and 8.3% at 2.0 mg (p < 0.001).  These corresponded to placebo-adjusted increases of 1.7 kg at 0.5 mg (p < 0.005), 2.6 kg at 1.0 mg (p < 0.001), and 3.1 kg at 2.0 mg (p < 0.001).

•

Patients receiving VK5211 demonstrated numerical improvements in certain exploratory assessments of functional performance, including the 6-minute walk test and short physical performance battery, compared with placebo.  These endpoints were not powered for significance.  Further evaluation of exploratory functional endpoints is underway.

•

There were no significant differences in the rates of adverse events reported among patients receiving VK5211 compared with placebo.  There were no dose-related differences in reported adverse events among various VK5211 treatment groups.  No drug-related SAEs were observed in patients receiving VK5211.

We expect to receive follow-up data for this Phase 2 clinical trial in the first half of 2018. We then expect to engage in further discussions with the FDA regarding the potential further clinical development of VK5211 in hip fracture as well as other potential acute use settings.

VK5211 has also been evaluated in three Phase 1 clinical trials. Based on these clinical and additional preclinical data, we believe VK5211 has the following important characteristics that may suggest therapeutic benefits in patients recovering from hip fracture surgery:

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

Androgens and Androgen Receptors

Androgens are important for the proper regulation of the reproductive system and play critical roles in the homeostasis of the muscular, skeletal, cardiovascular, metabolic and central nervous systems. The most predominant androgen hormone is testosterone. Testosterone is predominately produced in the testes in men and in the adrenal glands and ovaries in women, albeit at lower levels than in men. Testosterone stimulates the growth of muscle and bone, also known as anabolic effects, as well as the growth of the prostate and sebaceous gland, also known as androgenic effects and, as such, testosterone is considered a non-tissue-selective androgen.

While testosterone preparations are widely used for the treatment of male hypogonadism, the androgenic activity of testosterone limits its use in women and in elderly men who have a higher risk of developing benign prostatic hyperplasia, or BPH, a benign increase in prostate size and prostate cancer. In men, the lack of selectivity of anabolic steroids may result in side effects such as acne, hair loss and progression of BPH and/or prostate cancer. In women, exposure to exogenous testosterone can be associated with hair growth, acne and masculinization. Furthermore, testosterone must be administered by intramuscular injections, transdermal patches or gels. These routes of administration can be inconvenient or associated with potential safety issues. We believe VK5211’s selectivity, limited off-target effects and convenient route of administration may make it superior to off-label testosterone for treating hip fracture and other muscle wasting disorders.

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

Clinical Data for VK5211

In addition to the Phase 2 clinical trial described above, VK5211 has been evaluated in three Phase 1 clinical trials.  In these trials, VK5211 was shown to be safe and well-tolerated at all doses following daily oral administration for up to 21 days. There were no reported serious adverse events determined to be related to treatment, and no clinically significant changes in liver function tests, prostate-specific antigen, hematocrit or electrocardiogram readings were observed. Moreover, subjects treated with VK5211 for 21 days experienced statistically significant increases in lean muscle mass, and positive dose-dependent trends in functional exercise and strength measures were consistent with anabolic activity.

The first Phase 1 clinical trial was a randomized, double-blind, placebo-controlled trial in 48 healthy male volunteers conducted in 2009. In this clinical trial, six cohorts received an escalating single dose of VK5211 ranging from 0.1 mg to 22 mg. The primary objective of this clinical trial was to evaluate the safety and tolerability of escalating single doses of VK5211 in healthy male subjects. Secondary objectives of the first Phase 1 clinical trial included a determination of the pharmacokinetics, or PK, and pharmacodynamics, or PD, of single escalating doses of VK5211 in healthy male subjects. The results showed that single doses at the levels administered were well-tolerated and no serious or severe adverse events were observed among subjects receiving VK5211. The PD results showed dose-related decreases in total testosterone and sex-hormone binding protein, consistent with the mechanism of action of selective androgen receptor modulation. A dose-related decrease in fasting serum high-density lipoprotein, or HDL, was also observed. VK5211 was well-tolerated and demonstrated predictable dose-proportional increases in systemic exposure.

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

Development Plans

We expect to develop VK5211 for potential treatment of a wide range of diseases and disorders in both men and women. We expect to receive follow-up data for our Phase 2 clinical trial in the first half of 2018. We then expect to engage in further discussions with the FDA regarding the potential further clinical development of VK5211 in hip fracture as well as other potential acute use settings.

Novel Selective Thyroid Hormone Receptor-ß, or TRß, Agonists for Metabolic Disorders and Adrenoleukodystrophy

Product Summary

VK2809 and VK0214 are novel, orally available, selective TRß agonists in development for metabolic disorders and X-ALD. Thyroid hormone receptors are found in various tissues throughout the body. TRß is the major receptor isoform expressed in the liver and thyroid hormone receptor alpha, or TRa, is the major isoform expressed in the heart. The unique properties of our TRß agonists are designed to reduce or eliminate the deleterious effects of extra-hepatic thyroid receptor activation. In particular, high tissue and TRß selectivity may lead to reduced activity at the TRa receptor, which can be associated with increased respiration and cardiac tissue hypertrophy. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. These characteristics in turn lead to reductions of LDL-C, plasma and liver triglycerides. In addition, our chemical structures are not substrates for certain transporters involved in the uptake of thyroid hormone. Various animal models have shown that our molecules, as a result of their unique profiles, may have reduced cardiovascular effects versus thyroid hormone and other thyromimetics.  As a result of these characteristics, we believe our selective TRß agonists are capable of eliciting a unique lipid lowering profile without eliciting unwanted effects on the heart and thyroid hormone axis.

In Phase 1 clinical trials, subjects treated with VK2809 at doses of 5 mg and above experienced significant placebo-adjusted LDL-C reductions from baseline, ranging from approximately 15-41%. In addition, placebo-adjusted triglyceride levels were reduced by more than 30% at doses of 2.5 mg and above. There were no serious adverse events observed in this trial, and no differences in heart rate, heart rhythm or blood pressure were observed between VK2809 and placebo-treated patients. In addition, VK2809 has demonstrated significant reductions in liver fat content in multiple animal models of fatty liver disease, suggesting potential efficacy in the NASH and GSD Ia settings.

We are developing VK2809 for the potential treatment of cholesterolemia and fatty liver disease. Because prior studies have shown excellent data in both the lipid-lowering setting and in models of fatty liver disease, we are conducting a Phase 2 clinical trial to evaluate both potential indications. We are targeting patients who have elevated cholesterol, fatty liver disease, and at least three risk factors for metabolic syndrome. Metabolic syndrome is considered a major driver for the onset of NASH. The primary endpoint of this trial will assess changes in LDL-C, with exploratory endpoints evaluating changes in liver fat content, inflammatory markers, and histological changes. We commenced the study in the second half of 2016 and expect to report initial results from this Phase 2 clinical trial in the second half of 2018. Upon conclusion, we expect to be in a position to move forward in either hypercholesterolemia or NASH.

In addition, in February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from GSD Ia.  GSD Ia is a rare, genetic disease caused by a deficiency of G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  The disease, for which there is no approved treatment, results in an excess accumulation of glycogen and lipids in the liver, potentially leading to hepatosteatosis, liver failure, development of hepatic adenomas and hepatocellular carcinoma.  Increased triglyceride production and elevated hepatic triglyceride levels are characteristic of GSD Ia and associated with many manifestations of the disease.  GSD Ia is estimated to occur in approximately 1 in every 50,000 – 100,000 births in the United States.  As manifestations of the disease begin to present themselves at birth, a sizeable portion of GSD Ia patients are children. We conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. We expect to initiate a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia in the first half of 2018.

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

Clinical Data for VK2809

VK2809 has been evaluated in two Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated patients was similar to placebo-treated patients. No differences in heart rate, heart rhythm or blood pressure were observed between VK2809 and placebo-treated patients. Mild increases in liver enzymes were observed at the higher doses of VK2809 along with dose-related mean shifts in thyroid hormone levels. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride, or TG, levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted TG levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts. We believe these preliminary results compare favorably with the lipid lowering activities of existing oral agents for hyperlipidemia.

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

In Vivo Study Results

In October 2017, we announced positive final results from an eight-week study of VK2809 in an in vivo model of NASH. Treatment with VK2809 resulted in: (1) statistically significant reductions in several key measures of steatosis, including liver triglyceride content and total liver lipid content, (2) fibrotic activity, including total liver fibrosis, type I collagen and hydroxyproline, relative to vehicle controls, and (3) statistically significant changes in the expression of key genes associated with NASH development and progression, relative to vehicle control, suggesting improved lipid and cholesterol metabolism, improved lipid metabolism and insulin sensitivity and reduced fibrotic activity.

Hypercholesterolemia and NASH

We are currently conducting a Phase 2 clinical trial to evaluate patients with both cholesterolemia and fatty liver disease. We are targeting patients who have elevated cholesterol, elevated triglycerides, and non-alcoholic fatty liver disease. The primary endpoint of this trial will assess changes in LDL-C, with exploratory endpoints evaluating changes in liver fat content and certain biomarkers relevant to the assessment of NASH. We commenced the clinical trial in the second half of 2016 and expect to report the initial results from this Phase 2 the clinical trial in the second half of 2018. Upon conclusion, we expect to be in a position to move forward in either hypercholesterolemia or NASH.

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

Glycogen Storage Disease type Ia

We are also developing VK2809 for potential treatment of GSD Ia. GSD Ia is a rare, genetic disease caused by a deficiency of G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  The disease, for which there is no approved treatment, results in an excess accumulation of glycogen and lipids in the liver, potentially leading to hepatosteatosis, liver failure, development of hepatic adenomas and hepatocellular carcinoma.  Increased triglyceride production and elevated hepatic triglyceride levels are characteristic of GSD Ia and associated with many manifestations of the disease.  GSD Ia is estimated to occur in approximately 1 in every 50,000 – 100,000 births in the United States.  As manifestations of the disease begin to present themselves at birth, a sizeable portion of GSD Ia patients are children. We conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. Mean liver triglyceride content was reduced by more than 60% in VK2809-treated animals relative to vehicle-treated control animals, while average liver weight was reduced by more than 30% as compared to control animals.   We expect to initiate a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia in the first half of 2018.

X-linked Adrenoleukodystrophy

We are developing VK0214 for X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. X-ALD is caused by mutations in a peroxisomal transporter of VLCFA known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. TRß is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain toxicology studies, we expect to file an IND to conduct a proof-of-concept study in patients with X-ALD in the second half of 2018.

X-ALD is a rare, often fatal condition believed to occur with an incidence of approximately one in 17,000 births. X-ALD is caused by mutations in the gene encoding for ABCD1, which is located on the X chromosome. Men have one X chromosome, while women have two. Because of this, an inherited mutation in the ABCD1 gene is more likely to manifest in males relative to females. The ABCD1 protein plays a critical role in the transport of VLCFA into a cellular organelle called the peroxisome, where VLCFA metabolism and disposal occur. Without functional ABCD1, VLCFA accumulate in cells, including neural cells, where they can lead to membrane disruption and damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, adrenal dysfunction and other complications, including death. X-ALD is divided into various sub-segments, which are broadly characterized by the presence or absence of brain inflammation:

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

Three Pipeline Programs Target Metabolic Disease with Large Unmet Medical Need

We have a pipeline with three additional programs targeting metabolic diseases and anemia. Our pipeline programs include VK0612, a first-in-class, orally available Phase 2b-ready drug candidate for type 2 diabetes. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. Our preclinical programs are focused on identifying orally available EPOR agonists for the potential treatment of anemia, and on developing tissue-selective inhibitors of diacylglycerol acyltransferase-1, or DGAT-1, for the potential treatment of obesity and dyslipidemia.

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

EPO Receptor (EPOR) Agonist Program

We are developing small molecule agonists of the EPOR for the potential treatment of anemia. Anemia results from a decrease in red blood cells and is typically experienced by patients with renal complications, cancer patients and HIV/AIDS patients. These patients currently receive recombinant human EPO and other erythropoiesis-stimulating agents, or ESAs. Total worldwide sales of these agents exceeded $7.2 billion in 2015. However, these agents have a number of limitations, including cost of drug manufacturing, cost of treatment, a non-oral route of administration, and potential for immunogenicity, or possibility of inducing an immune response. Furthermore, ESA treatment is associated with an increased risk of adverse cardiovascular complications in patients with kidney disease when used to increase hemoglobin levels above 13.0 g/dL, and may be related to an increase in mortality in cancer patients. We believe that our drug candidates have the potential to treat anemia with improved safety, tolerability and route of administration. We plan to conduct further preclinical studies and file an IND with the FDA at a future date.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any that we are developing, or that would render our drug candidates obsolete and noncompetitive. Even if we obtain regulatory approval of any of our drug candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT505 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., simtuzumab and selonsertib from Gilead Sciences, Inc., emricisan from Conatus Pharmaceuticals Inc., GR-MD-02 from Galectin Therapeutics Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), LJN452 from Novartis Pharmaceuticals Corporation, MSDC-0602 from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), BMS986036 from Bristol-Myers Squibb and MGL-3196 from Madrigal Pharmaceuticals, Inc.  In addition, we are aware of active programs at Nitto Denko Corporation, NGM Biopharmaceuticals, Inc., Enanta Pharmaceuticals, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics and AstraZeneca plc.

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

In the U.S., there are currently no marketed pharmacologic therapies for the treatment of GSD Ia. We are aware of one competitor, Ultragenyx Pharmaceutical Inc., which is planning to commence a Phase1/2 study in the first half of 2018 utilizing a gene therapy approach with DTX401.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, AMN. High-dose biotin is under investigation for treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including MedDay Pharmaceuticals SAS, bluebird bio, Inc. and NeuroVia, Inc., which may be competitive with VK0214, if approved.

Manufacturing and Supply

We do not have any manufacturing facilities and do not intend to develop any manufacturing capabilities. We believe that we have sufficient supplies of drug substance to allow for completion of our ongoing Phase 2 clinical trials. Bulk active pharmaceutical ingredient, or API, and certain dosage forms are currently in storage in compliance with good manufacturing practices, or cGMP, requirements. We believe that a majority of the existing API will be suitable for formulation into clinical trial material. We also have identified multiple contract manufacturers to provide commercial supplies of the formulated drug candidates if they are approved for marketing. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with the regulatory requirements of the FDA and the European Medicines Agency, or EMA.

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

Agreements with Ligand

Master License Agreement

On May 21, 2014, we entered into a Master License Agreement, as amended on each of September 6, 2014, April 8, 2015 and March 21, 2016, or the Master License Agreement, with Ligand pursuant to which, among other things, Ligand granted to us and our affiliates an exclusive, perpetual, irrevocable, worldwide, royalty-bearing right and license under (1) patents related to (a) our VK5211 program and any other compounds comprised by specified SARM patents and derivatives of such compounds, or SARM Compounds, (b) our VK2809 and VK0214 programs and any other compounds comprised by specified TRß patents and any derivatives of such compounds, or TRß Compounds, (c) our VK0612 program and any other compounds comprised by specified FBPase patents and derivatives of such compounds, or FBPase Compounds, (d) our EPOR program and any other compounds comprised by specified EPOR patents and derivatives of such compounds, or EPOR Compounds, and (e) our DGAT-1 program and any other compounds comprised by specified DGAT-1 patents and derivatives of such compounds, or DGAT-1 Compounds; (2) related know-how controlled by Ligand; and (3) physical quantities of SARM Compounds, TRß Compounds, FBPase Compounds, EPOR Compounds and DGAT-1 Compounds, or, collectively, the Licensed Technology, to research, develop, manufacture, have manufactured, use and commercialize the Licensed Technology in and for all therapeutic and diagnostic uses in humans or animals. We have the right to sublicense these rights in certain circumstances. Pursuant to the terms of the Master License Agreement, we have the exclusive right and sole responsibility and decision-making authority for researching and developing any pharmaceutical products that contain or comprise one or any combination of a SARM Compound, TRß Compound, FBPase Compound, EPOR Compound or DGAT-1 Compound, or, collectively, the Licensed Products. We also have the exclusive right and sole responsibility and decision-making authority to conduct all clinical trials and preclinical studies that we believe are appropriate to obtain the regulatory approvals necessary for commercialization of the Licensed Products, and we will own and maintain all regulatory filings and all regulatory approvals for the Licensed Products. Additionally, pursuant to the terms of the Master License Agreement, we have the sole decision-making authority and responsibility and the exclusive right to commercialize any of the Licensed Products, either by ourselves or, in certain circumstances, through sublicensees selected by us. We also have the exclusive right to manufacture or have manufactured any Licensed Product ourselves or, in certain circumstances, through sublicensees or third parties selected by us. We will own any intellectual property that we develop in connection with the license granted under the Master License Agreement.

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

Loan and Security Agreement

In connection with entering into the Master License Agreement, we entered into a Loan and Security Agreement with Ligand, dated May 21, 2014, as amended on April 8, 2015, January 22, 2016 and May 8, 2017, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. Pursuant to the Loan and Security Agreement, Ligand loaned us $2.5 million through December 31, 2014. From May 21, 2014 to January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% and the maximum interest rate permitted by law. Effective as of January 22, 2016, the principal amount outstanding under the loans accrue interest at a fixed per annum rate equal to the lesser of 2.5% and the maximum interest rate permitted by law. In the event we default under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% and the maximum interest rate permitted by law.

Each of the loans is evidenced by a Secured Convertible Promissory Note, or the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2018, or the Maturity Date, unless the loans are repaid in cash or converted into equity prior to such time. Upon the consummation of our first bona fide capital financing transaction occurring after January 22, 2016, but prior to the Maturity Date, with aggregate net proceeds to us of at least $2,000,000, or the Next Financing, we were required to repay $1,500,000 of the Ligand Note obligation to Ligand, with at least $300,000 of such payment to be paid in cash (with any greater cash amount determined by us in our sole and absolute discretion), and the balance of the $1,500,000 payment, or the Balance, to be paid in the form of such number of shares of our equity securities that are issued in the Next Financing equal to the quotient obtained by dividing the Balance by the lesser of (1) the lowest price per share paid by investors in the Next Financing, or the Financing Price, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Notwithstanding the foregoing, the number of shares that we may issue to Ligand will be reduced to the extent that the issuance of such shares would increase Ligand’s beneficial ownership of our common stock to greater than 49.9%, and any remaining amount of the Balance would have to be paid in cash. Each $1.00 of the $1,500,000 payment will reduce the amount of accrued and unpaid interest and then unpaid principal amount of the loans under the Ligand Note by $0.50.

On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the Offering, resulting in net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.  The Offering constituted a Next Financing under the Loan and Security Agreement; therefore, we repaid $1,500,000 of the Ligand Note with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of our common stock, or the Ligand Shares, and a warrant to purchase up to 960,000 shares of our common stock, or the Ligand Warrant.  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

In addition, following the Offering, we may now repay any portion of the outstanding principal amount of the loans under the Ligand Note, plus accrued and previously unpaid interest thereon, by delivering a notice to Ligand, or the Additional Repayment Notice, specifying the amount that we wish to repay, or the Additional Payment Amount. Ligand will have five days to elect to receive the Additional Payment Amount in cash, shares of our common stock or a combination of cash and shares of our common stock. If Ligand does not make an election within such five-day period, the form of the Additional Payment Amount will be at our sole election and discretion, subject to the number of shares of common stock being reduced to the extent that the issuance of shares would increase Ligand’s beneficial ownership of our common stock to greater than 49.9%. To the extent that any portion of an Additional Payment Amount will be paid in the form of shares of our common stock, the number of shares issuable will be equal to the quotient obtained by dividing the portion of the Additional Payment Amount that will be paid in shares by the lesser of (1) (a) if we deliver the Additional Repayment Notice within 180 days of the closing of the Next Financing, the Financing Price, or (b) if we deliver the Additional Repayment Notice 180 days or more after the closing of the Next Financing, the volume weighted average closing price of our common stock for the 30 days prior to the date we deliver the Additional Repayment Notice, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Each $1.00 of any Additional Repayment Amount will reduce the amount of accrued and unpaid interest and then unpaid principal amount under the Ligand Note by $0.50.

On May 8, 2017, we entered into an amendment to the Loan and Security Agreement, which, (1) extended the maturity date of the loans from May 21, 2017 to May 21, 2018, and (2) provided that we were required to make a repayment in the amount of $200,000, or the Required Repayment.  We made the Required Repayment on July 13, 2017. The Required Repayment was applied, first, to accrued and unpaid interest on the loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  As a result of this amendment, we recorded a debt modification adjustment of $1.0 million to the debt conversion feature liability primarily due to the longer expected term, offset with an adjustment recorded to the Ligand Note discount.

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

Voting Agreement

In connection with the terms of the Management Rights Letter, we, Ligand, Brian Lian, Ph.D., and our former Chief Operating Officer, entered into a Voting Agreement dated as of May 21, 2014, or the Voting Agreement, pursuant to which each of Ligand, Dr. Lian and our former Chief Operating Officer agreed to vote all of his or its shares of our voting securities so as to elect the Ligand Director as a member of our board of directors, and, if requested by Ligand, to vote in favor of any removal of the Ligand Director or selection of a new Ligand Director. The Voting Agreement will terminate under the same circumstances in which the Management Rights Letter will terminate.

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

Pursuant to the Registration Rights Agreement, in the event the SEC Staff takes the position that the registration of some or all of the Registrable Securities is not eligible to be made on a delayed or continuous basis under the provisions of Rule 415 under the Securities Act, or would require Ligand to be named as an “underwriter” in the Registration Statement, we have agreed to use our commercially reasonable efforts to persuade the SEC Staff that the offering contemplated by the Registration Statement is a valid secondary offering, is not made “by or on behalf of the issuer” (as defined in Rule 415 under the Securities Act) and that Ligand is not an “underwriter” for purposes of the registration. If the SEC Staff does not agree with our proposal, we will remove from the Registration Statement the portion of the Registrable Securities, and/or we and Ligand will agree to certain restrictions and limitations on the registration and resale of the Registrable Securities, as the SEC Staff may require ensuring the registration complies with Rule 415 under the Securities Act. In the event the SEC Staff imposes restrictions or limitations on the registration and resale of the Registrable Securities, then any amounts that we would be obligated to pay to Ligand as a result of the failure or ineffectiveness of, or inability to use, the Registration Statement, will not accrue until a certain period of time after the date that we determine we are able to effect the registration of such Registrable Securities in accordance with SEC rules and regulations.

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

Concurrent with clinical trials, companies usually complete additional preclinical safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for the NDA sponsor’s manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drugs. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

The results of drug development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs within 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or effectiveness to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or Biologics License Application, or BLA, applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States, except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed by the NDA holder listed in the drug’s application or otherwise are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical studies or clinical trials to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

In the U.S., once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific, approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

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

As noted above, in the U.S., we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices or our future relationships with medical professionals might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

The failure to comply with regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a company to enter into supply contracts, including government contracts.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of the average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e. , new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, phased-in by 2014. The CMS have proposed to expand Medicaid rebate liability to the territories of the U.S. as well. In addition, the PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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

Many of the details regarding the implementation of the PPACA are yet to be determined, and, at this time, the full effect of the PPACA on our business remains unclear.  Further, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA.  For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019.  We cannot predict the ultimate form or timing of any repeal or replacement of the PPACA or the effect such a repeal or replacement would have on our business.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We plan to file additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of February 28, 2018, are as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
VK5211 (SARM)	7	13	U.S., Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, Taiwan, and Venezuela	2025-2028
Other SARM	5	33	U.S., Canada, India, Japan, Korea, Mexico, Australia, China, New Zealand, Argentina, Brazil, Europe, and Israel	2017-2026
TRß agonists	8	4	U.S., Australia, Canada, and PCT	2025-2038
VK0612 (FBPase inhibitor)	1	13	U.S., China, Hong Kong, Israel, Korea, Mexico, India, New Zealand, and PCT	2019-2036
FBPase Inhibitor Combinations	0	12	U.S., China, Korea, Israel, Mexico, Portugal, New Zealand, and Russia	2019-2021
DGAT-1 Inhibitors	2	4	U.S. and Europe	2030
EPOR Inhibitors	5	9	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030-2031

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

Research and Development Expenses

Our research and development expenses were $13,741,186 and $9,000,499 for the years ended December 31, 2017 and 2016, respectively.

Employees

As of February 28, 2018, we had eleven full-time employees and three part-time employees, four of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees is subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of December 31, 2017, we had an accumulated deficit of $80,854,932. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. We recently reported positive top-line results for a Phase 2 clinical trial for VK5211. We are also currently conducting a Phase 2 clinical trial and certain preclinical studies for VK2809 and certain preclinical studies for VK0214. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2017, we had cash and cash equivalents and investments totaling $20,575,956. Although in February 2018, we raised $63,250,000 in gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses in an underwritten public offering of our common stock, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

The FDA, EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our drug candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, EMA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for our drug candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA, EMA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our drug candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

If our competitors have drug candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our drug candidates obsolete and noncompetitive. Even if we obtain regulatory approval for any of our drug candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., GFT505 from Genfit SA, aramchol from Galmed Pharmaceuticals Ltd., simtuzumab and selonsertib from Gilead Sciences, Inc., emricisan from Conatus Pharmaceuticals Inc., GR-MD-02 from Galectin Therapeutics Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), LJN452 from Novartis Pharmaceuticals Corporation, MSDC-0602 from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), BMS986036 from Bristol-Myers Squibb and MGL-3196 from Madrigal Pharmaceuticals, Inc.  In addition, we are aware of active programs at Nitto Denko Corporation, NGM Biopharmaceuticals, Inc., Enanta Pharmaceuticals, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics and AstraZeneca plc.

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

In the U.S., there are currently no marketed pharmacologic therapies for the treatment of Glycogen Storage Disease type Ia. We are aware of one competitor, Ultragenyx Pharmaceutical Inc., which is planning to commence a Phase1/2 study in the first half of 2018 utilizing a gene therapy approach with DTX401.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. High-dose biotin is under investigation for treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Vertex Pharmaceuticals, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L. bluebird bio, Inc. and NeuroVia, Inc., which may be competitive with VK0214, if approved.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. While we received orphan drug designation from the FDA for VK0214 for the treatment X-ALD in December 2016 and plan to seek orphan drug designation from the FDA for VK2809 for the treatment of GSD Ia, we, or any future collaborators, may not be granted orphan drug designations for our product candidates in the U.S. or in other jurisdictions.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition.  Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our drug candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

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

There have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA and Medicare.  For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

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

Changes in government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent our product candidates from being developed or commercialized, which could negatively impact our business, financial condition and results of operations.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2017, we had twelve full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

On May 21, 2014, we entered into a Loan and Security Agreement with Ligand, as amended, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. As of February 28, 2018, $1,916,508 in principal amount is outstanding under the loans. Each of the loans under the Loan and Security Agreement is evidenced by a Secured Convertible Promissory Note, or the Ligand Note. Under the Loan and Security Agreement and the Ligand Note, we are subject to affirmative and negative covenants. We agreed to, among other things, deliver financial statements, forecasts and budget information to Ligand. In addition, we agreed to use the proceeds from the loans solely as working capital and to fund our general business requirements in accordance with our forecast and budget, and not to take certain actions without Ligand’s consent, including, but not limited to, declaring or paying dividends, incurring or repaying certain indebtedness or engaging in certain related party transactions. The operating covenants, restrictions and obligations in our Loan and Security Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet all of our covenants under the Loan and Security Agreement.

Additionally, we may be required to repay the outstanding indebtedness under the Loan and Security Agreement and the Ligand Note if an event of default occurs. An event of default under the Loan and Security Agreement will be deemed to occur or exist upon the termination of the Master License Agreement; in the event we fail to make principal or interest payments under the Ligand Note when due; if we become insolvent or breach and fail to cure within a specified period of time any representation, warranty, covenant or agreement in the Loan and Security Agreement, the Master License Agreement, the Option Agreement, dated September 27, 2012, by and between us and Ligand, as amended, the Voting Agreement, dated May 21, 2014, by and among us, Ligand, Brian Lian, Ph.D., and our former Chief Operating Officer, or our Management Rights Letter with Ligand, dated May 21, 2014; or upon the occurrence of certain other events. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If any of these events occur, our business, financial condition and results of operations may be materially adversely affected.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2017, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of December 31, 2017, we in-licensed seven patents in the U.S. and several other patents in certain foreign jurisdictions. As of December 31, 2017, for each of VK2809 and VK0214, we in-licensed one patent and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed four PCT applications and two U.S. provisional applications.  We also in-licensed one additional PCT application and one additional U.S. application directed to VK0214 as of December 31, 2017. For VK0612, as of December 31, 2017, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one PCT patent application. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2017, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2017, our executive officers, directors and 5% or greater stockholders beneficially owned 26.3% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of December 31, 2017, Ligand and its affiliates beneficially owned approximately 20.9% of our outstanding common stock. In addition to the above ownership, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

In addition, if Ligand obtains a majority of our common stock, Ligand would be able to control a number of matters submitted to our stockholders for approval, as well as our management and affairs. For example, Ligand would be able to control the election of directors and may be able to control amendments to our organizational documents and approvals of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. In addition, if Ligand obtains a majority of our common stock, we would be deemed a “controlled company” within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC. Under the rules and listing standards of The Nasdaq Stock Market LLC, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain rules and listing standards of The Nasdaq Stock Market LLC regarding corporate governance, including: (1) the requirement that a majority of our board of directors consist of independent directors, (2) the requirement that the compensation of our officers be determined or recommended to our board of directors by a compensation committee that is composed entirely of independent directors, and (3) the requirement that director nominees be selected or recommended to our board of directors by a majority of independent directors or a nominating committee that is composed entirely of independent directors.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Ligand, in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 669,698 shares of our common stock were reserved as of December 31, 2017 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our board of directors or the compensation committee of our board of directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

On June 14, 2017 and concurrent with our registered direct offering, we issued warrants to purchase an aggregate of 2,812,337 shares of our common stock.  The exercise price of these warrants is $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. In addition, pursuant to the April 2016 Offering, we issued warrants to purchase an aggregate of 8,625,000 shares of our common stock which have an exercise price of $1.50 per share of common stock and will expire on April 13, 2021. We have also issued to Ligand a warrant to purchase up to 960,000 shares of our common stock, which has an exercise price of $1.50 per share of common stock and will expire on April 13, 2021, and to the representative of the underwriters for our initial public offering a warrant to purchase up to 82,500 shares of our common stock, which is exercisable for cash or on a cashless basis, has an exercise price of $10.00 per share of common stock and will expire on April 28, 2020. To the extent that any of the foregoing warrants are exercised, our stockholders will experience additional dilution, which could have a material adverse effect on the trading price of our common stock.

On September 28, 2017, we entered into a purchase agreement, or the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital Fund, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

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

On December 11, 2017, we closed an underwritten public offering of 5,900,000 shares of our common stock, including 769,565 shares sold pursuant to the underwriter’s full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13,717,500 after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On February 6, 2018, we closed an underwritten public offering of 12,650,000 shares of our common stock, including 1,650,000 shares sold pursuant to the underwriter’s full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $5.00 per share, for gross proceeds of $63,250,000, before deducting underwriting discounts and commissions and estimated offering expenses payable by us.

If a large number of the holders of shares issued in our recent underwritten public offerings decided to sell their stock, or if there is even the perception that these sales may occur, the trading price of our common stock could be materially and adversely effected.

Our management will continue to have broad discretion over the use of the proceeds we received from our public offerings, registered direct offering and from the Loan and Security Agreement, and the proceeds we may receive pursuant to the Commitment Purchase Agreement we recently entered into with LPC, and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our recent December 2017 and February 2018 underwritten public offerings, our June 2017 registered direct offering, prior public offerings, proceeds received from the Loan and Security Agreement, and proceeds received pursuant to the Distribution Agreement, the Registered Offering Purchase Agreement and the Commitment Purchase Agreement, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of these remaining net proceeds, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply these net proceeds in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

At December 31, 2017, we had net operating loss carryforwards of approximately $17,773,000 for federal and $17,419,000 for state tax purposes, both of which will begin to expire in 2032. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. We performed an analysis and determined that the full amounts of the $17,773,000 federal and $17,419,000 state tax net operating loss carryforwards are available for utilization as of December 31, 2017.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

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

Common Stock

	Price Range
	High	Low

Year Ended December 31, 2016
First Quarter	$4.24	$1.37
Second Quarter	$2.89	$1.06
Third Quarter	$1.54	$1.22
Fourth Quarter	$1.50	$0.90

Year Ended December 31, 2017
First Quarter	$1.70	$1.11
Second Quarter	$1.49	$0.96
Third Quarter	$1.99	$0.88
Fourth Quarter	$4.40	$1.69

Warrants

	Price Range
	High	Low

Year Ended December 31, 2016
Second Quarter (from April 8, 2016)	$0.53	$0.05
Third Quarter	$0.52	$0.27
Fourth Quarter	$0.52	$0.35

Year Ended December 31, 2017
First Quarter	$0.65	$0.21
Second Quarter	$0.55	$0.25
Third Quarter	$0.73	$0.25
Fourth Quarter	$3.00	$0.55

Holders of Record

As of February 28, 2018, there were approximately eleven stockholders of record of our common stock and one holder of record of our publicly traded warrants. Certain shares and warrants are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Repurchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2017:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	—		—
November 1, 2017 – November 30, 2017	—		—
December 1, 2017 – December 31, 2017	1,879	(1)	$4.06	—	—
Total	1,879		$4.06	—	—

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders. Our lead clinical program, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve bone mineral density, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We believe that VK5211 may also have potential benefits to patients suffering from muscle loss in other settings, such as joint replacements or muscle wasting disorders.

In October 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. In November 2017, we announced positive top-line results from our 12-week, Phase 2 clinical trial of VK5211 in patients who recently suffered a hip fracture.  Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo.  The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo.  VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related serious adverse events, or SAEs, reported. See the discussion of “VK5211: A Selective Androgen Receptor Modulator (SARM) for Hip Fracture” for more details on these study results. We expect to receive follow-up data related to this study in the first half of 2018 and to then engage in further discussions with the U.S. Food and Drug Administration, or the FDA, regarding the potential further clinical development of VK5211 in hip fracture as well as other potential acute use settings.

Our second clinical program is VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, that is in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 60 patients with hypercholesterolemia and fatty liver disease and expect to report initial results from this Phase 2 clinical trial in the second half of 2018. In October 2017, we announced positive final results from an eight-week study of VK2809 in an in vivo model of non-alcoholic steatohepatitis, or NASH. Treatment with VK2809 resulted in: (1) statistically significant reductions in several key measures of steatosis, including liver triglyceride content and total liver lipid content, (2) fibrotic activity, including total liver fibrosis, type I collagen and hydroxyproline, relative to vehicle controls, and (3) statistically significant changes in the expression of key genes associated with NASH development and progression, relative to vehicle control, suggesting improved lipid and cholesterol metabolism, improved lipid metabolism and insulin sensitivity and reduced fibrotic activity.

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase, or G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Approximately 2,000 patients in the U.S. suffer from GSD Ia. We have conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. We expect to initiate a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia in the first half of 2018.

We are also developing VK0214 for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain toxicology studies, we expect to file an IND to conduct a proof-of-concept study in patients with X-ALD in the in the second half of 2018.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK5211, VK2809 and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK5211, VK2809 and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2016, we charged $9,000,499 to research and development expense related to our efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. During the year ended December 31, 2017, we charged $13,741,186 to research and development expense related to our continued efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK5211 and VK2809 programs and seek to advance our additional programs.

General and Administrative Expenses

Our general and administrative expenses have generally increased year-over-year as we have hired additional employees, issued additional equity awards, which has resulted in increased stock-based compensation expense, implemented certain systems to increase efficiency, and incurred additional costs for insurance, legal and accounting related to operating as a public company. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administration and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

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

We account for performance-based restricted stock awards to employees by determining the fair value of the restricted stock award at the date of issuance by using the Probability Weighted Expected Return Method, and then assessing at each balance sheet date the probability of the performance criteria being met. If the probability of achieving the criteria is deemed less-than-probable, then no expense is recorded. At the point where the criteria are deemed probable of being met, we record stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		$ Change	% Change
	2017	2016
Research and development expenses	$13,741,186	$9,000,499	$4,740,687	52.7%

The increase in research and development expenses during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to an increase in expenses of $3,672,401 related to clinical trial activity for our VK5211 and VK2809 programs and pre-clinical efforts for our VK0214 program, $676,588 related primarily to manufacturing for our drug candidates and $327,677 related to services provided by third party consultants, offset by a decrease in expenses of $128,629 related to stock based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		$ Change	% Change
	2017	2016
General and administrative expenses	$5,329,003	$4,846,776	$482,227	9.9%

The increase in general and administrative expenses during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to increases in salaries and benefits related expenses of $662,605, consultant expenses of $53,479, franchise taxes of $40,627 and patent expenses of $35,916, offset by decreases in stock-based compensation expense of $214,233 and legal expenses of $142,042.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		$ Change	% Change
	2017	2016
Other income (expense)	$(1,507,476)	$(884,547)	$(622,929)	70.4%

Other income (expense) recognized during the year ended December 31, 2017 consisted primarily of expenses of $571,044 related to the amortization of financing costs, $1,282,631 related to the amortization of the Ligand Note discount and $96,872 of interest expenses related to the Ligand Note offset by income of $344,928 related to the change in fair value of the Ligand Note’s conversion feature and $98,142 of interest income related to our short-term investments.

Other income (expense) recognized during the year ended December 31, 2016 consisted primarily of expenses of $1,788,088 related to the amortization of the Ligand Note discount, $105,551 of interest expenses related to the Ligand Note and $138,701 of amortization expenses related to the Equity Distribution Agreement, dated June 20, 2016, or the Distribution Agreement, with Maxim Group LLC, or Maxim, and the Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, offset by income of $1,064,170 related to the change in fair value of the Ligand Note’s conversion feature.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2017, we had cash, cash equivalents and short term investments of $20,575,956. In addition, in February 2018 we raised an additional $63,250,000 in gross proceeds through a public offering of 12,650,000 shares of our common stock at $5.00 per share.  As such, we believe our cash, cash equivalents and short-term investments, including the proceeds received in February 2018, will be sufficient to fund our operations through at least the first quarter of 2019, which is more than one year after the date our December 31, 2017 financial statements were issued.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK5211, VK2809 and VK0214 efforts and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On June 20, 2016, we entered into the Distribution Agreement with Maxim, pursuant to which we were able to offer and sell, from time to time, through Maxim, up to 3,748,726 shares of our common stock.  Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof.  All shares of our common stock offered and sold pursuant to the Distribution Agreement were issued pursuant to our registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to shares issued pursuant to the Distribution Agreement that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.   During the period from January 1, 2017 through July 26, 2017, we sold 488,388 shares pursuant the Distribution Agreement, resulting in net proceeds to us of $670,031, after deducting the sales agent’s commission. From the inception of the Distribution Agreement through July 26, 2017, we sold 1,267,237 shares of our common stock pursuant to the Distribution Agreement, resulting in net proceeds to us of $1,626,549.

On August 24, 2016, we entered into the Purchase Agreement with Aspire Capital, pursuant to which Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of our common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued and sold to Aspire Capital under the Purchase Agreement 333,333 shares of our common stock, or the Initial Shares, for an aggregate purchase price of $500,000. Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, we issued 336,116 shares of our common stock, or the Commitment Shares, to Aspire Capital as a commitment fee.  Pursuant to the terms of the Purchase Agreement, we were able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of our common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Effective June 19, 2017, we terminated the Purchase Agreement, without liability to us in accordance with the terms thereof.  During the period from January 1, 2017 through June 19, 2017, 1,326,991 shares were issued pursuant to the Purchase Agreement, resulting in net proceeds to us of $1,869,512. From the inception of the Purchase Agreement through June 19, 2017, we sold 1,476,991 shares of our common stock pursuant to the Purchase Agreement, resulting in aggregate gross proceeds to us of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On June 14, 2017, we entered into a securities purchase agreement with certain accredited investors, or the Purchasers, pursuant to which we issued and sold an aggregate of 3,749,783 shares of our common stock in a registered direct offering, or the Registered Direct Offering. The shares were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, we also agreed, pursuant to the securities purchase agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the Registered Direct Offering. The exercise price of the warrants is $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one share and one warrant to purchase 0.75 shares of common stock in these offerings was $1.15. The closing of the offerings occurred on June 19, 2017. The aggregate net proceeds from the offerings, after deducting the placement agents’ fees and other offering expenses, were $3,866,202.

On September 28, 2017, we entered into a purchase agreement, or the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into a purchase agreement, or the Commitment Purchase Agreement with LPC, pursuant to which we have the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017 to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, we issued to LPC 100,000 shares of common stock. During the fourth quarter of 2017, we sold to LPC in accordance with the terms of the agreement 343,051 shares of our common stock for aggregate proceeds of $802,112.

On December 11, 2017, we closed an underwritten public offering of 5,900,000 shares of our common stock, including 769,565 shares sold pursuant to the underwriter’s full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13,449,252 after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

The following table summarizes our cash flows for the periods indicated below:

	2017	2016
Cash used in operating activities	$(14,757,767)	$(11,071,263)
Cash provided by (used in) investing activities	$(1,729,707)	$3,029,765
Cash provided by financing activities	$22,400,450	$10,348,679

Cash Used in Operating Activities

During the year ended December 31, 2017, cash used in operating activities of $14,757,767 primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in accrued expenses, accounts payable offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in prepaid expenses.

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

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2017, cash used in investing activities of $1,729,707 resulted primarily from the purchase of investments of $22,525,707 offset by the proceeds of sales and maturities of investments of $20,796,000.

During the year ended December 31, 2016, cash provided by investing activities of $3,029,765 resulted primarily from the proceeds of sales and maturities of investments of $19,952,000 offset by the purchase of investments of $16,922,235.

Cash Provided by Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $22,400,450, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $22,351,890 and $647,790 of proceeds from the issuance of common stock related to warrant exercises, stock option exercises and employee stock purchase plan purchases offset by $500,257 in payments of certain deferred offering and financing costs.

During the year ended December 31, 2016, cash provided by financing activities was $10,348,450, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $11,548,518 offset by $1,096,205 in payments of certain deferred offering and financing costs.

Future Funding Requirements

As of December 31, 2017, based upon our current operating plan and the $63,250,000 in gross proceeds received in our February 2018 public offering, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU No. 2014-09, which have the same effective date and transition date of January 1, 2018:

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

•

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers , which amends certain narrow aspects of the guidance issued in ASU No. 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company will continue to evaluate the potential impact that these standards will have on its financial position and results of operations, although there is no current impact of this new guidance on its financial statements as the Company does not currently have any revenue generating arrangements.

In March 2016, FASB issued ASU” No. 2016-09, Improvements to Employee Share-based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. This change eliminates the notion of the additional paid-in capital pool and reduces the complexity in accounting for excess tax benefits and tax deficiencies. The Company implemented ASU 2016-09 as required in the first quarter of fiscal year 2017. The Company’s adoption of ASU 2016-09 did not have a material effect on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which amends FASB Accounting Standards Codification, or ASC, Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 on January 1, 2018 to have a material effect on our financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU will become effective for us in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. We do not expect the adoption of ASU 2016-02 to have a material effect on our financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this new standard, the statement of operations will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new standard is effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the effect that ASU 2016-13 will have on our financial statements and related disclosures.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11. ASU 2017-11 amends guidance in FASB ASC Topic 260: Earnings Per Share, FASB ASC Topic 480: Distinguishing Liabilities from Equity, and

FASB ASC Topic 815: Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of FASB ASC Topic 480 that now are presented as pending content in the ASC, to a scope exception. ASU 2017-11 is effective for us for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  We are evaluating the effect that ASU 2017-11 will have on our financial statements and related disclosures.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business and affairs are managed under the direction of our board of directors, or our Board, which currently consists of six members.  The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management.

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, our Board is divided into three classes with staggered three-year terms.  Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms.  Our directors are divided among the three classes as follows:

•	our class III directors are Dr. Lian and Dr. Macartney and their term will expire at the annual meeting of stockholders to be held in 2018;

•	our class I directors are Mr. Foehr and Mr. Rowland and their term will expire at the annual meeting of stockholders to be held in 2019; and

•	our class II directors are Mr. Singleton and Mr. Webster and their term will expire at the annual meeting of stockholders to be held in 2020.

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

The names of our current directors, their ages as of March 7, 2018, director class and biographies are listed below.  There are no family relationships between or among any of our directors.

Name	Age	Director Class	Position(s)
Lawson Macartney, DVM, Ph.D.	60	Class III	Chairperson of the Board of Directors
Brian Lian, Ph.D.(1)	52	Class III	President and Chief Executive Officer, Director
Matthew W. Foehr	45	Class I	Director
Charles A. Rowland, Jr.	59	Class I	Director
J. Matthew Singleton	65	Class II	Director
Stephen W. Webster	56	Class II	Director

___________

(1)Please see “Information Regarding Executive Officers” below for Dr. Lian’s biography.

Lawson Macartney, DVM, Ph.D., has served as the Chairperson of the Board since May 2015 and as a member of our Board since May 2014.  Dr. Macartney serves on the Board of Dechra PLC, an international animal health pharmaceutical company based in the UK, and on the Supervisory Board of the Netherlands Translational Research Centre, a preclinical biopharmaceutical company based in The Netherlands. He served as President, Chief Executive Officer and a member of the board of directors of Ambrx Inc., a biopharmaceutical company, from February 2013 to June 2015.  Prior to Ambrx, Dr. Macartney served at Shire AG, a specialty biopharmaceutical company, as Senior Vice President of the Emerging Business Unit from 2011 to 2013, where he was responsible for discovery initiatives through Phase 3 development of Shire’s Specialty Pharmaceutical portfolio.  Prior to joining Shire AG, he served at GSK, a pharmaceutical company, from 1999 to 2011, serving as Senior Vice President of Global Product Strategy and Project/Portfolio Management from 2007 to 2011, as Senior Vice President, Cardiovascular and Metabolic Medicine Development Center from 2004 to 2007, and as Vice President, Global Head of Cardiovascular, Metabolic and Urology Therapeutic Areas

from 1999 to 2004.  Prior to joining GSK, Dr. Macartney was employed at Astra Pharmaceuticals from 1998 to 1999 in leadership roles in operations, marketing and sales, and served as Executive Director, Commercial Operations at AstraMerck, Inc., a pharmaceutical company, from 1996 to 1998.  Dr. Macartney received his Ph.D. from Glasgow University in Scotland in 1982, where he was a Royal Society Research Fellow, and his B.V.M.S. (equivalent to a D.V.M.) in 1979 from Glasgow University Veterinary School.  He is also trained in diagnostic pathology and is a Fellow of the Royal College of Pathologists.  We believe that Dr. Macartney’s extensive experience in leadership positions at numerous pharmaceutical companies qualifies him to serve on our Board.

Matthew W. Foehr has served as a member of our Board since May 2014.  Since February 2015, Mr. Foehr has served as President and Chief Operating Officer of Ligand, and previously served as Executive Vice President and Chief Operating Officer of Ligand from April 2011 to February 2015.  He has served on the board of directors of Ritter Pharmaceuticals, Inc. (Nasdaq: RTTR) since February 2015 and currently serves on its audit committee and is Chair of its compensation committee. Mr. Foehr has over 20 years of experience in the pharmaceutical industry, having managed global operations and research and development programs.  From March 2010 to April 2011, he was Vice President and Head of Consumer Dermatology R&D, as well as Acting Chief Scientific Officer of Dermatology, in the Stiefel division of GSK.  Following GSK’s $3.6 billion acquisition of Stiefel Laboratories, Inc., a pharmaceutical company, in 2009, Mr. Foehr led the R&D integration of Stiefel into GSK.  At Stiefel Laboratories, Inc., Mr. Foehr served as Senior Vice President of Global R&D Operations, Senior Vice President of Product Development & Support, and Vice President of Global Supply Chain Technical Services from January 2007 to March 2010.  Prior to Stiefel, Mr. Foehr held various executive roles at Connetics Corporation, a pharmaceutical company, including Senior Vice President of Technical Operations and Vice President of Manufacturing.  Early in his career, Mr. Foehr managed manufacturing activities and worked in process sciences at both LXR Biotechnology Inc. and Berlex Biosciences.  Mr. Foehr is the author of multiple scientific publications and is named on numerous U.S. patents.  He received his BS in Biology from Santa Clara University.  We believe that Mr. Foehr’s past service in executive management roles for companies in the pharmaceutical industry and related experience provide him with the qualifications and skills to serve as a member of our Board.  Pursuant to the management rights letter between us and Ligand, a greater than 5% holder of our outstanding shares of common stock, dated May 21, 2014, Ligand has the right to nominate one individual for election to our Board, and Mr. Foehr is the current member of our Board nominated by Ligand.

Charles A. Rowland, Jr., MBA, has served as a member of our Board since July 2017. He has served as a member of the board of directors of Blueprint Medicines Corporation since March 2015. From April 2016 to February 2017, Mr. Rowland served as president and chief executive officer of Aurinia Pharmaceuticals Inc., and as a member of the board of directors of Aurinia from July 2014 to February 2017. Mr. Rowland previously served as vice president and chief financial officer of ViroPharma Incorporated, an international biopharmaceutical company, from October 2008 until it was acquired by Shire plc in January 2014. Prior to joining ViroPharma, from 2006 to 2008, Mr. Rowland served as executive vice president and chief financial officer, as well as the interim co-chief executive officer, for Endo Pharmaceuticals Inc., a specialty pharmaceutical company with a primary focus in pain management. Mr. Rowland previously held positions of increasing responsibility at Biovail Pharmaceuticals, Inc., Breakaway Technologies, Inc., Pharmacia Corporation, Novartis AG and Bristol-Myers Squibb Co., each a biopharmaceutical company. Mr. Rowland joined the board of directors of Idenix Pharmaceuticals, Inc., a biopharmaceutical company, in June 2013 and served as a member of its audit committee until Idenix was acquired by Merck & Co., Inc. in August 2014. Mr. Rowland served as a member of the board of directors and chairman of the audit committee of Vitae Pharmaceuticals, Inc. from September 2014 until it was acquired by Allergan in September 2016. Since January 2015, he has served as a member of the supervisory board and chairman of the audit committee of Nabriva Therapeutics, AG, a biotechnology company based in Vienna, Austria. Mr. Rowland served as a member of the board of directors and chairman of the audit committee of BIND Therapeutics, Inc. from May 2014 to July 2016. Mr. Rowland received a B.S. in Accounting from Saint Joseph’s University and an M.B.A. with a finance concentration from Rutgers University. We believe that Mr. Rowland’s financial and business expertise in the life sciences industry provide him with the qualifications and skills to serve as a member of our Board.

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

Stephen W. Webster has served as a member of our Board since May 2014.  Mr. Webster has served as the Chief Financial Officer of Spark Therapeutics, Inc., a biotechnology company, since July 2014.  He was previously SVP and Chief Financial Officer of Optimer Pharmaceuticals, Inc., a biotechnology company, from 2012 to 2013, until its acquisition by Cubist Pharmaceuticals, Inc. Prior to joining Optimer, Mr. Webster served as SVP and Chief Financial Officer of Adolor Corporation, a biopharmaceutical company, from June 2008 until its acquisition by Cubist Pharmaceuticals, Inc. in December 2011.  From 2007 until joining Adolor Corporation in 2008, Mr. Webster served as Managing Director, Investment Banking Division, Health Care Group for Broadpoint Capital Inc. (formerly First Albany Capital).  Mr. Webster previously served as co-founder, President and Chief Executive Officer for Neuronyx, Inc., a biopharmaceutical company, from 2000 to 2006.  From 1987 to 2000, Mr. Webster served in positions of increased responsibility, including as Director, Investment Banking Division, Health Care Group for PaineWebber Incorporated.  He has served as a Director of Nabriva Therapeutics plc (Nasdaq: NBRV) since August 2016. Mr. Webster holds an AB in Economics cum laude from Dartmouth College and an MBA in Finance from The Wharton School of the University of Pennsylvania.  We believe that Mr. Webster’s extensive experience in the biopharmaceutical industry, and in particular his current and prior service as chief financial officer and in other executive management roles, provide him with the qualifications and skills to serve as a member of our Board.

Information Regarding Executive Officers

Our executive officers are elected by, and serve at the discretion of, our Board.  Our executive officers, their ages as of March 7, 2018, respective positions and biographies are listed below:

Name	Age	Position(s)
Brian Lian, Ph.D.	52	President and Chief Executive Officer, Director
Michael Morneau	52	Chief Financial Officer

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

Michael Morneau has served as our Chief Financial Officer since May 2014.  Mr. Morneau has over 25 years of accounting and financial experience at public and private companies in the biotechnology and accounting industries.  Prior to Viking, from 2009 to 2014, he was VP of Finance and Chief Accounting Officer at Trius Therapeutics, Inc., a subsidiary of Cubist Pharmaceuticals, Inc., a pharmaceutical company, following Cubist’s acquisition of Trius in September 2013.  Prior to Trius, from 2008 to 2009, he was Director of Lilly Research Labs Finance at Eli Lilly and Company, a pharmaceutical company.  Prior to Eli Lilly, from 2006 to 2008, he was Director of Finance and Accounting at SGX Pharmaceuticals, Inc., a biotechnology company, which was acquired by Eli Lilly.  Prior to SGX, from 2004 to 2006, he was Controller at Momenta Pharmaceuticals, Inc., a biotechnology company. Prior to Momenta, from 2002 to 2004, he was Controller at Gensym Corporation, a software company. Prior to Gensym, from 1992 to 2001, he worked at PricewaterhouseCoopers, LLP in the Audit Assurance Group, the last five years of which he was Manager of Business Assurance.  Mr. Morneau earned his MBA and MA in accounting from New Hampshire College, and a BA in mathematics from the University of New Hampshire.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Security Holder Nominations

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our Board since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Security Holder Nominations” in our proxy statement for our 2017 annual meeting of stockholders filed with the SEC on April 7, 2017.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee is comprised of Dr. Macartney and Messrs. Singleton, Rowland and Webster, with Mr. Singleton serving as Chairperson of the committee.  Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC, or the Nasdaq Rules, and SEC rules and financially literate under the Nasdaq Rules.  Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Mr. Singleton is an “audit committee financial expert” under the rules of the SEC.  The responsibilities of the Audit Committee are included in a written charter.  The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our corporate accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions.  The Audit Committee’s responsibilities include:

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2017, which consist of our principal executive officer and our only other executive officer during the year ended December 31, 2017, are:

•	Brian Lian, Ph.D., our Chief Executive Officer; and

•	Michael Morneau, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)		Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Brian Lian, Ph.D.	2017	440,000	110,000	(2)	—	254,733	—	804,733
Chief Executive Officer	2016	400,000	100,000		—	256,946	—	756,946
Michael Morneau	2017	300,000	52,500	(2)	—	100,360	—	452,860
Chief Financial Officer	2016	285,000	63,000		—	85,332	—	433,330

___________

(1)

These amounts represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with authoritative accounting guidance.  These amounts do not represent the actual amounts paid to or realized by the named executive officer.  The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.  As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the year ended December 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility: 85.8%; expected term (in years): 6.09; risk-free interest rate: 1.97%; and expected dividend yield: 0%.

(2)	Relate to amounts earned by our named executive officers pursuant to our bonus program described below under “—2017 Bonuses”.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Employment Agreement - President and Chief Executive Officer

We entered into an employment agreement with Brian Lian, Ph.D., as our President and Chief Executive Officer, or the Lian Employment Agreement, which became effective on June 2, 2014.  The Lian Employment Agreement is subject to automatic renewals for additional one-year periods following June 2, 2015, unless either party gives the other written notice of its or his election to not renew, or a Lian Non-Renewal Notice.  Pursuant to the Lian Employment Agreement, we agreed to nominate Dr. Lian, and to continue to nominate him, to serve as a member of our Board, and Dr. Lian agreed to continue to serve as a member of our Board for as long as he is elected by our stockholders, until his employment with us is terminated.  During fiscal year 2016, Dr. Lian’s annual base salary was $400,000, which was increased to $440,000 on January 1, 2017, subject to annual review by our Board or Compensation Committee and, if appropriate, increase (but not decrease except in certain limited circumstances).  Additionally, the Lian Employment Agreement provides that Dr. Lian will be eligible to receive a target annual bonus in an amount equal to 50% of his base salary in effect on June 30th of each calendar year for 2016 and after, which bonus will be based on our financial performance and Dr. Lian’s individual performance, in each case as determined by our Board or Compensation Committee.

Under the Lian Employment Agreement, on May 4, 2015, Dr. Lian was granted (1) a stock option to purchase 87,500 shares of our common stock, whereby 25% of the shares subject to the option were vested upon grant and 25% of the shares subject to the option will vest on each one-year anniversary of the date of grant for the following three years, so long as Dr. Lian continues to provide service to us on each applicable vesting date; (2) an award of 87,500 shares of common stock, whereby one-third of the shares subject to the award will vest on each one year anniversary of the date of grant for the following three years, so long as Dr. Lian continues to provide service to us on each applicable vesting date, subject to withholding of shares to cover tax withholding obligations arising upon the vesting of shares subject to the award; and (3) an additional award of 16,346 shares of common stock, which were fully vested upon grant, or collectively, the Lian Awards.  The Lian Awards were issued under and subject to the terms and conditions of the 2014 Equity Incentive Plan.

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

Employment Agreement - Chief Financial Officer

We entered into an employment agreement with Michael Morneau, as our Chief Financial Officer, or the Morneau Employment Agreement, which became effective on May 21, 2014.  The Morneau Employment Agreement is subject to automatic renewals for additional one-year periods following May 21, 2015, unless either party gives the other written notice of its or his election to not renew, or a Morneau Non-Renewal Notice.  Pursuant to the terms of the Morneau Employment Agreement, Mr. Morneau’s base salary was initially $189,000 per year.  Effective October 1, 2014, Mr. Morneau agreed to an amended base salary of $135,000. During fiscal year 2016, Mr. Morneau’s annual base salary was $285,000, which was increased to $300,000 on January 1, 2017, subject to annual review by our Board or Compensation Committee and, if appropriate, increase (but not decrease except in certain limited circumstances).  Additionally, the Morneau Employment Agreement provides that Mr. Morneau will be eligible to receive a target annual bonus in an amount equal to 35% of his base salary in effect on June 30th of each calendar year for 2016 and after, which bonus will be based on our financial performance and Mr. Morneau’s individual performance, in each case as determined by our Board or Compensation Committee.

Under the Morneau Employment Agreement, on May 4, 2015, Mr. Morneau was granted (1) a stock option to purchase 25,500 shares of our common stock, whereby 25% of the shares subject to the option were vested upon grant and 25% of the shares subject to the option will vest on each one-year anniversary of the date of grant for the following three years, so long as Mr. Morneau continues to provide service to us on each applicable vesting date; (2) an award of 67,000 shares of common stock, whereby one-third of the shares subject to the award will vest on each one-year anniversary of the date of grant for the following three years, so long as Mr. Morneau continues to provide service to us on each applicable vesting date, subject to withholding of shares to cover tax withholding obligations arising upon the vesting of shares subject to the award; and (3) an additional award of 10,404 shares of common stock, which were fully vested upon grant, or collectively, the Morneau Awards.  The Morneau Awards were issued under and subject to the terms and conditions of the 2014 Equity Incentive Plan.

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

2017 Bonuses

In March 2017, the Compensation Committee adopted corporate performance objectives for the 2017 bonus program for our named executive officers based on milestones that primarily included the topline data readouts for VK5211 and VK2809 Phase 2 clinical trials, completion of a proof-of-concept study in GSD1, the completion of a financing, signing partnerships for one or two of the Company’s programs, expansion of infrastructure and human capital, an increase in our institutional stockholder base and completing a second financing.

The Compensation Committee determined that, on a whole, not all of the corporate goals were met during 2017. Accordingly, on January 19, 2018, the Compensation Committee approved the following bonuses for our named executive officers:

•	a bonus of $110,000 for Dr. Lian, and

•	a bonus of $52,500 for Mr. Morneau.

The bonus amount awarded to Dr. Lian for 2017 was equal to 25% of his base compensation (representing 50% of his target bonus for 2017 of 50% of his base compensation). The bonus amount awarded to Mr. Morneau for 2017 was equal to 17.5% of his base compensation (representing 50% of his target bonus for 2017 of 35% of his base compensation).

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

Outstanding Equity Awards at December 31, 2017

The following table presents the outstanding option and stock awards held by each of our named executive officers as of December 31, 2017.

			Options Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian Lian, Ph.D.	1/5/2017	(1)	—	250,000	$1.23	1/5/2027	—		—		—		—
	1/5/2017		34,931	—	$1.23	1/5/2027	—		—		—		—
	3/14/2016		54,336	—	$1.88	3/14/2026	—		—		—		—
	3/4/2016	(1)	31,250	93,750	$2.15	3/4/2026	—		—		—		—
	5/4/2015	(2)	65,625	21,875	$9.49	5/4/2025	—		—		—		—
	5/4/2015		—	—	—	—	—		—		29,166	(3)	$276,785	(4)
	2/20/2014		—	—	—	—	183,095	(5)	$30,778	(6)	—		—
Michael Morneau	1/5/2017	(1)	—	95,000	$1.23	1/5/2027	—		—		—		—
	1/5/2017		17,605	—	$1.23	1/5/2027	—		—		—		—
	3/14/2016		19,934	—	$1.88	3/14/2026	—		—		—		—
	3/4/2016	(1)	10,000	30,000	$2.15	3/4/2016	—		—		—		—
	5/4/2015	(2)	19,125	6,375	$9.49	5/4/2025	—		—		—		—
	5/4/2015		—	—	—	—	—		—		22,333	(3)	$211,940	(4)

___________

(1)

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

(2)

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

(4)

These amounts represent the aggregate grant date fair value of restricted stock awards granted to each named executive officer.  These amounts do not represent the actual amounts paid to or realized by the named executive officer.  The value as of the grant date for the restricted stock awards is calculated based on the number of shares granted and the grant date market price and is recognized once the requisite service period for the restricted stock is satisfied.  The grant date fair value per share was $9.49 at May 4, 2015.

(5)	These shares are subject to a repurchase option and vest upon the achievement of a milestone set forth in the Common Stock Purchase Agreement, as amended, pursuant to which these shares were issued.

(6)

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

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2017.

Name(1)	Fees Earned or Paid in Cash	Option Awards(2)(3)	Total
Lawson Macartney, DVM, Ph.D. (4)	$84,150	$13,278	$97,428
Matthew W. Foehr (4)	$33,170	$13,278	$46,448
Charles A. Rowland, Jr.(5)	$20,126	$29,616	$49,742
J. Matthew Singleton (4)	$56,570	$13,278	$69,848
Stephen W. Webster (4)	$58,320	$13,278	$71,598

___________

(1)

Brian Lian, Ph.D., our President and Chief Executive Officer and a named executive officer, is not included in this table as he is an employee of ours and therefore receives no compensation for his service as a director.  Dr. Lian’s compensation is included in the section entitled “—Summary Compensation Table” above.

(2)	On January 3, 2017, each of our then-current non-employee directors received an unvested option to purchase 16,000 shares of our common stock, which became fully vested on January 3, 2018.

(3)

These amounts represent the aggregate grant date fair value of option awards granted to each listed director in 2017, computed in accordance with authoritative accounting guidance.  These amounts do not represent the actual amounts paid to or realized by the directors during 2017.  The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full. As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the year ended December 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility: 84.03%; expected term (in years): 5.5; risk-free interest rate 1.97%; and expected dividend yield: 0%.

(4)	Total options to purchase shares of our common stock held by this director as of December 31, 2017 was 52,786.

(5)

Mr. Rowland was appointed to our Board effective July 1, 2017. In connection with his appointment to our Board, on July 1, 2017, he was granted an option to purchase 40,000 shares of our common stock, which will vest in full on July 1, 2018. As of December 31, 2017, Mr. Rowland held options to purchase an aggregate of 40,000 shares of our common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2017 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2017.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,622,114	$2.60	1,363,086	(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,622,114	$2.60	1,363,086

___________

(1)	Comprised of the 2014 Equity Incentive Plan, or the 2014 EIP, and the 2014 Employee Stock Purchase Plan, or the 2014 ESPP.

(2)

Comprised solely of 669,698 shares subject to awards available for future issuance under the 2014 EIP and 693,388 shares of common stock that may be issued under the 2014 ESPP, in each case as of December 31, 2017.  Pursuant to the terms of the 2014 EIP, the share reserve of the 2014 EIP will automatically increase on January 1st, through fiscal 2024, by 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year.  Pursuant to the terms of the 2014 ESPP, the share reserve of the 2014 ESPP will automatically increase on January 1st, through fiscal 2024, by 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year.

(3)	As of December 31, 2017, we did not have any equity compensation plans that were not approved by our stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2018 with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC.  Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of February 28, 2018.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 50,898,802 shares of common stock outstanding as of February 28, 2018, adjusted as required by rules promulgated by the SEC.  These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities.  In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before April 29, 2018, which is 60 days after February 28, 2018.  These shares are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Viking Therapeutics, Inc., 12340 El Camino Real, Suite 250, San Diego, CA 92130.

	Beneficial Ownership of
	Common Stock
	Number of	Percent of
Name of Beneficial Owner	Shares	Class (1)
Named Executive Officers and Directors:
Brian Lian, Ph.D. (2)	1,732,990	3.4%
Michael Morneau (3)	187,065	*
Matthew W. Foehr (4)	112,036	*
Lawson Macartney, DVM, Ph.D. (5)	52,786	*
Charles A. Rowland, Jr.	—	—
Matthew Singleton (5)	52,786	*
Stephen W. Webster (5)	52,786	*
All current executive officers and directors as a group (7 persons) (6)	2,190,449	4.3%

Greater than 5% Stockholders:
Ligand Pharmaceuticals Incorporated (7)	7,820,964	14.9%
G. Nicholas Farwell (8)	2,490,008	4.9%
Sphera Funds Management Ltd. (9)	2,145,300	4.2%
Boxer Capital, LLC (10)	3,000,000	5.9%

___________

*	Less than one percent.

(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of shares of common stock outstanding as of February 28, 2018, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after February 28, 2018.

(2)

Consists of: (a) 1,453,098 shares of common stock owned directly, of which 1,240,836 are vested or will vest within 60 days of February 28, 2018, and (b) 279,892 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2018.

(3)

Consists of: (a) 86,651 shares of common stock owned directly, of which 64,317 are vested or will vest within 60 days of February 28, 2018, and (b) 100,414 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2018.

(4)

Consists of: (a) 39,250 shares of common stock owned directly, (b) 52,786 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2018, and (c) 20,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 28, 2018.

(5)	Consists solely of shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2018.

(6)

Consists of: (a) 1,578,999 shares of common stock owned directly by all of our current executive officers and directors, of which 1,344,403 are vested or will vest within 60 days of February 28, 2018, (b) 591,450 shares of common stock issuable upon exercise of options exercisable within 60 days of February 28, 2018, and (c) 20,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 28, 2018.

(7)

Ligand Pharmaceuticals Incorporated’s address is 3911 Sorrento Valley Blvd, #110, San Diego, CA 92121.  Consists of: (a) 5,418,490 shares of common stock owned directly by Ligand Pharmaceuticals Incorporated, or Ligand, (b) 882,474 shares of common stock owned by Metabasis Therapeutics, Inc., a wholly-owned subsidiary of Ligand, and (c) 1,520,000 shares of common stock issuable upon exercise of warrants held by Ligand that are exercisable within 60 days of February 28, 2018.  Beneficial ownership is based solely on information contained in the Schedule 13D/A filed with the Securities and Exchange Commission on April 15, 2016 by Ligand.

(8)

The number of shares consists of: (1) 950,000 shares of Common Stock held by a family trust of which the Mr. Farwell is one of the trustees and over which Mr. Farwell shares voting and dispositive power, (2) 500,000 shares of Common Stock held directly by Mr. Farwell, (3) 1,040,008 shares of Common Stock held in the Selling Stockholder’s IRA, (4) 123,750 shares of Common Stock issuable upon exercise of the Warrant held by a family trust of which Mr. Farwell is one of the trustees and over which the Selling Stockholder shares voting and dispositive power, (5) 75,000 shares of Common Stock issuable upon exercise of the Warrant held directly by Mr. Farwell, (6) 273,750 shares of Common Stock issuable upon exercise of the Warrant held in the Selling Stockholder’s IRA, (7) 540,000 shares of Common Stock issuable upon exercise of an additional warrant to purchase shares of Common Stock held by a family trust of which the Selling Stockholder is one of the trustees and over which the Selling Stockholder shares voting and dispositive power, (8) 185,000 shares of Common Stock issuable upon exercise of an additional warrant to purchase shares of Common Stock held directly by Mr. Farwell, and (9) 573,750 shares of Common Stock issuable upon exercise of an additional warrant to purchase shares of Common Stock held in the Selling Stockholder’s IRA, except in the cases of items (4) through (9) to the extent any such exercise is restricted by the Warrant Blocker. The business address of Mr. Farwell is 1240 Arbor Road, Menlo Park, CA 94025.

(9)

Consists of 2,081,370 shares of Common Stock held directly by Sphera Global Healthcare Master Fund, which has delegated its investment management authority to Sphera Global Healthcare Management Ltd. (the “Management Company”), and 63,930 shares of Common Stock held directly by HFR HE Sphera Global Healthcare Master Trust, which has delegated its investment management authority to the Management Company. The Management Company is managed, controlled, and operated by its general partner, Sphera Global Healthcare GP Ltd., which is controlled jointly by Sphera Funds Management Ltd. and Moshe Arkin. Beneficial ownership is based solely on information contained in the Schedule 13G filed with the Securities and Exchange Commission on December 18, 2017 by Mr. Arkin, Sphera Funds Management Ltd., Sphera Global Healthcare GP Ltd. and Sphera Global Healthcare Management LP. The business address of Mr. Arkin is 6 Hachoshlim St., Herzelia, Israel and the business address of Sphera Funds Management Ltd., Sphera Global Healthcare GP Ltd. and Sphera Global Healthcare Management LP is 21 Ha'arba'ah Street, Tel Aviv 64739, Israel.

(10)

Boxer Asset Management Inc. (“Boxer Management”) is the managing member and majority owner of Boxer Capital, LLC (“Boxer Capital”). Joe Lewis is the sole indirect beneficial owner of and controls Boxer Management. Beneficial ownership is based solely on information contained in the Schedule 13G filed with the Securities and Exchange Commission on February 12, 2018 by Boxer Management, Boxer Capital and Mr. Lewis. The principal business address of Boxer Capital is: 11682 El Camino Real, Suite 320, San Diego, CA 92130. The principal business address of Boxer Management and Joe Lewis is: Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas.

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

Transactions with Related Persons

In addition to the director and executive officer compensation arrangements discussed in Part III, “Item 11. Executive Compensation” of this Annual Report on Form 10-K, the following is a summary of material provisions of transactions since January 1, 2017 that we have been a party to and in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members, have had or will have a direct or indirect material interest.

Agreements with Ligand

On May 21, 2014, we entered into the Master License Agreement with Ligand, a greater than 5% holder of our outstanding common stock, pursuant to which Ligand granted us worldwide rights under (1) patents related to SARM Compounds, TRß Compounds, FBPase Compounds, EPOR Compounds and DGAT-1 Compounds; (2) related know-how controlled by Ligand; and (3) physical quantities of SARM, TRß, FBPase, EPOR and DGAT-1 Compounds.    In connection with the Master License Agreement, we also entered into a Loan and Security Agreement with Ligand, dated May 21, 2014, as amended on April 8, 2015 and January 22, 2016, and issued to Ligand a Secured Convertible Promissory Note, or the Ligand Note, pursuant to which Ligand loaned us an initial principal amount of $2,500,000.  From May 21, 2014 to January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% and the maximum interest rate permitted by law.  Effective as of January 22, 2016, the principal amount outstanding under the loans accrues interest at a fixed per annum rate equal to the lesser of 2.5% and the maximum interest rate permitted by law.  In the event we default under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% and the maximum interest rate permitted by law. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2018, unless the loans are repaid in cash or converted into equity prior to such time.  On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the April 2016 Offering.  Under the terms of the Loan and Security Agreement, upon the consummation of the April 2016 Offering, we were required to repay $1,500,000 of the Ligand Note obligation to Ligand. Accordingly, we repaid $1,500,000 of the Ligand Note with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of our common stock and a warrant to purchase up to 960,000 shares of our common stock, or the Ligand Warrant.  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021. On May 8, 2017, we entered into an amendment to the Loan and Security Agreement, which, (1) extended the maturity date of the loans from May 21, 2017 to May 21, 2018, and (2) provided that we were required to make a repayment in the amount of $200,000, or the Required Repayment.  We made the Required Repayment on July 13, 2017. The Required Repayment was applied, first, to accrued and unpaid interest on the loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  In connection with the Master License Agreement, we also entered into a Registration Rights Agreement with Ligand, pursuant to which we granted certain registration rights to Ligand with respect to the securities issued by us to Ligand under the Master License Agreement and the securities issued or issuable by us to Ligand pursuant to the Ligand Note. On February 14, 2017, we filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the full amount of the securities issued or issuable by us to Ligand under the Master License Agreement and the Ligand Note.

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

Director Independence

Under the rules and listings standards of the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us).  Our Board has determined that Dr. Macartney and Messrs. Singleton, Rowland and Webster are independent directors as defined under the Nasdaq Rules.  Dr. Lian is not independent under the Nasdaq Rules as a result of his position as our President and Chief Executive Officer.  Mr. Foehr is not independent under the Nasdaq Rules in light of the Master License Agreement, as amended from time to time, and related agreements between us and Ligand, and Mr. Foehr’s position as an executive officer of Ligand.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2017 and December 31, 2016 by Marcum LLP, our independent registered public accounting firm for such periods.  All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2017	2016
Audit Fees (1)	$159,160	$155,921
Audit-Related Fees (2)	74,572	157,230
Tax Fees	—	—
All Other Fees (3)	3,145	—
Total Fees	$236,877	$313,151

___________

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements, including review of the interim financial statements included in quarterly reports.
(2)

Audit-related fees consist of fees for assurance and related services that are traditionally performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit or review of our interim financial statements and due diligence services and not reported under the caption “Audit Fees” and includes review of our registration statement for our initial and subsequent public offerings, and related services that are normally provided in connection with statutory and regulatory filings or engagements .

(3)  All Other Fees consist of fees related to a Marcum conference that Viking attended and presented at.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate issued by Viking Therapeutics, Inc.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.5	Form of Common Stock Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.11#	Employment Agreement, effective as of May 21, 2014, by and between Viking Therapeutics, Inc. and Michael Morneau.	S-1/A	9/2/2014	10.7

10.12#	Amendment to Employment Agreement, effective as of September 30, 2014, by and between Viking Therapeutics, Inc. and Michael Morneau.	S-1/A	3/2/2015	10.26

10.13#	Second Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Michael Morneau.	8-K	3/15/2016	10.2

10.14#	Non-Employee Director Compensation Policy.	S-1	11/24/2015	10.16

10.15†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.16†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.17†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.18†	Loan and Security Agreement, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.13

10.19†	First Amendment to Loan and Security Agreement, dated April 8, 2015, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1/A	4/10/2015	10.31

10.20	Second Amendment to Loan and Security Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.1

10.21	Third Amendment to Loan and Security Agreement, dated as of May 8, 2017, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	10-Q	5/10/2017	10.2

10.22	Convertible Note, dated May 27, 2014, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.14

10.23	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.24	Registration Rights Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Metabasis Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.16

10.25	First Amendment to Registration Rights Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.26	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.27#	Founder Common Stock Purchase Agreement, dated September 26, 2012, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.18

10.28#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.2

10.29#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.30#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.31#	Amended and Restated Stock Repurchase Agreement, dated April 28, 2015, by and among Viking Therapeutics, Inc., Brian Lian, Ph.D., Michael Dinerman, M.D., Isabelle Dinerman and Rochelle Hanley, M.D.	10-Q	6/12/2015	10.1

10.32	Sublease between Fish & Richardson P.C. and Viking Therapeutics, Inc. dated July 7, 2015.	10-Q	11/5/2015	10.1

10.33	Registration Rights Agreement by and between Viking Therapeutics, Inc. and Aspire Capital Fund, LLC, dated August 24, 2016.	8-K	8/25/2016	4.1

10.34	Stock Purchase Agreement by and between Viking Therapeutics, Inc. and PoC Capital, LLC, dated February 8, 2017.	8-K	2/14/2017	10.1

10.35	Form of Securities Purchase Agreement, dated June 14, 2017 by and between Viking Therapeutics, Inc. and purchasers in the June 2017 offering.	8-K	6/19/2017	10.1

10.36	Placement Agent Agreement, dated June 14, 2017 by and among Viking Therapeutics, Inc., Maxim Group LLC and Roth Capital Partners, LLC.	8-K	6/19/2017	10.2

10.37	Purchase Agreement, dated as of September 28, 2017, by and between the Company and Lincoln Park Capital Fund, LLC.	8-K	9/29/2017	10.1

10.38	Purchase Agreement, dated as of September 28, 2017, by and between the Company and Lincoln Park Capital Fund, LLC.	8-K	9/29/2017	10.2

10.39	Registration Rights Agreement, dated as of September 28, 2017, by and between the Company and Lincoln Park Capital Fund, LLC.	8-K	9/29/2017	10.3

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2015 to December 31, 2017, (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) Notes to Financial Statements.

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

Viking Therapeutics, Inc.

Date: March 7, 2018	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
Brian Lian, Ph.D.

/s/ Michael Morneau	Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2018
Michael Morneau

/s/ Lawson Macartney, DVM, Ph.D.	Director	March 7, 2018
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	March 7, 2018
Matthew W. Foehr

/s/ Charles A. Rowland Jr.	Director	March 7, 2018
Charles A. Rowland Jr.

/s/ Matthew Singleton	Director	March 7, 2018
Matthew Singleton

/s/ Stephen W. Webster	Director	March 7, 2018
Stephen W. Webster

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Irvine, California

March 7, 2018

We have served as the Company’s auditor since 2014.

Viking Therapeutics, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,988,478	$3,075,502
Short-term investments – available for sale	11,587,478	10,075,058
Prepaid clinical trial costs	886,873	541,603
Prepaid expenses and other current assets	388,969	282,666
Total current assets	21,851,798	13,974,829
Deferred public offering and other financing costs	269,613	521,538
Deposits	—	39,341
Total assets	$22,121,411	$14,535,708
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$1,529,935	$1,203,888
Other accrued liabilities	2,256,543	1,237,122
Accrued interest	21,960	34,894
Convertible notes payable, current portion (net of discount of $404,437 and $675,589 at December 31, 2017 and 2016, respectively)	3,450,540	3,269,582
Debt conversion feature liability	1,397,597	731,048
Total current liabilities	8,656,575	6,476,534
Deferred rent	—	16,307
Total long-term liabilities	—	16,307
Total liabilities	8,656,575	6,492,841
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2017 and 2016; 35,817,104 shares issued and outstanding at December 31, 2017 and 20,823,873 shares issued and outstanding at December 31, 2016	358	208
Additional paid-in capital	94,339,179	68,326,818
Accumulated deficit	(80,854,932)	(60,277,267)
Accumulated other comprehensive loss	(19,769)	(6,892)
Total stockholders’ equity	13,464,836	8,042,867
Total liabilities and stockholders’ equity	$22,121,411	$14,535,708

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016
Revenues	$—	$—
Operating expenses:
Research and development	13,741,186	9,000,499
General and administrative	5,329,003	4,846,776
Total operating expenses	19,070,189	13,847,275
Loss from operations	(19,070,189)	(13,847,275)
Other income (expense):
Change in fair value of debt conversion feature liability	344,928	1,064,170
Amortization of debt discount	(1,282,631)	(1,788,088)
Amortization of financing costs	(571,044)	(138,701)
Interest income (expense), net	1,271	(21,928)
Total other income (expense)	(1,507,476)	(884,547)
Net loss	(20,577,665)	(14,731,822)
Other comprehensive gain (loss), net of tax:
Unrealized (loss) gain on securities	(12,877)	478
Comprehensive loss	$(20,590,542)	$(14,731,344)
Basic and diluted net loss per share	$(0.79)	$(0.90)
Weighted-average shares used to compute basic and diluted net loss per share	25,978,098	16,278,292

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2015	9,683,741	$97	$54,277,716	$(45,545,445)	$(7,370)	$8,724,998
Employee stock-based compensation, net	(43,166)	—	1,785,326	—	—	1,785,326
Convertible loan payment issued in equity to related party	960,000	9	1,199,991	—	—	1,200,000
Sale of common stock, net of issuance costs	10,223,298	102	11,063,785	—	—	11,063,887
Unrealized gain (loss) on investments	—	—	—	—	478	478
Net loss	—	—	—	(14,731,822)	—	(14,731,822)
Balance at December 31, 2016	20,823,873	208	68,326,818	(60,277,267)	(6,892)	8,042,867
Employee stock-based compensation, net	(12,534)	—	1,429,753	—	—	1,429,753
Issuance of common stock under employee stock plans	87,978	1	73,140	—	—	73,141
Issuance of common stock from warrant exercises	1,022,119	10	678,441	—	—	678,451
Sale of common stock, net of issuance costs	13,895,668	139	23,831,027	—	—	23,831,166
Unrealized gain (loss) on investments	—	—	—	—	(12,877)	(12,877)
Net loss	—	—	—	(20,577,665)	—	(20,577,665)
Balance at December 31, 2017	35,817,104	$358	$94,339,179	$(80,854,932)	$(19,769)	$13,464,836

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(20,577,665)	$(14,731,822)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	1,282,631	1,788,088
Amortization of investment premiums	94,645	153,735
Amortization of financing costs	571,044	138,701
Amortization of non-cash clinical trial costs	993,945	—
Change in fair value of debt conversion feature liability	(344,928)	(1,064,170)
Stock-based compensation	1,451,465	1,794,327
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	497,626	273,329
Deposits	—	40,659
Accounts payable	263,509	677,185
Accrued expenses	1,009,961	(141,295)
Net cash used in operating activities	(14,757,767)	(11,071,263)
Cash flows from investing activities
Purchases of investments	(22,525,707)	(16,922,235)
Proceeds from sales and maturities of investments	20,796,000	19,952,000
Net cash (used in) provided by investing activities	(1,729,707)	3,029,765
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	22,351,890	11,548,518
Public offering and financing costs	(500,257)	(1,096,205)
Value of shares withheld related to employee tax withholding	(21,712)	(31,061)
Repurchases of common stock	—	(229)
Repayment of convertible notes payable	(77,261)	(94,861)
Proceeds from stock issuance under employee stock purchase plan and warrant exercises	647,790	22,288
Net cash provided by financing activities	22,400,450	10,348,450
Net increase in cash and cash equivalents	5,912,976	2,306,952
Cash and cash equivalents beginning of period	3,075,502	768,550
Cash and cash equivalents end of period	$8,988,478	$3,075,502

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$122,739	$205,139

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$1,800,000	$—
Unpaid deferred public offering and other financing costs	$139,585	$—
Receivable from exercise of warrants	$103,802	$—
Shares issued as commitment fee in connection with Lincoln Park agreement	$180,000
Shares issued as commitment fee in connection with Aspire agreement	$—	$440,278
Shares issued in lieu of loan payment to related party	$—	$1,200,000

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

On June 20, 2016, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company was able to offer and sell, from time to time, through Maxim (the

“Maxim Offering”), up to 3,748,726 shares of its common stock. Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof.   During the period from January 1, 2017 through July 26, 2017, the Company sold 488,388 shares of its common stock under the Distribution Agreement, resulting in net proceeds to the Company of $670,031 after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through July 26, 2017, the Company sold 1,267,237 shares of its common stock under the Distribution Agreement, resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

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

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia (“GSD Ia”).  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company accounted for the $1,800,000 as a prepaid expense on the balance sheet.  As of December 31, 2017, the remaining prepaid expense on the balance sheet was $806,055.

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

On September 28, 2017, the Company entered into a purchase agreement (the “Registered Offering Purchase Agreement”), pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC (“LPC”) 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a Registration Rights Agreement (the “LPC Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement, including that a registration statement, which the Company agreed to file with the SEC, pursuant to the LPC Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (the “Commencement”), the Company will have the right, from time to time at its sole discretion over the 30-month period from and after October 26, 2017 (the date of the Commencement), to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (“Commitment Shares).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement, resulting in aggregate gross proceeds of $802,112 in addition to the Initial Shares and the Commitment Shares.

On December 11, 2017, the Company closed an underwritten public offering of 5,900,000 shares of its common stock, including 769,565 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13,449,252 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Although it is difficult to predict the Company’s liquidity requirements, as of December 31, 2017, and based upon the Company’s current operating plan, the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the financial statements based on the balance of cash, cash equivalents and short-term investments balance as of December 31, 2017 and the proceeds received from the Company’s February 2018 offering (see Note 12). As of December 31, 2017, the Company had an accumulated deficit of $80,854,932. These losses have resulted principally from research and development costs incurred in connection with acquiring the exclusive worldwide rights to the portfolio of five drug candidates from Ligand and the related non-cash interest expense recorded for increases in the deemed fair market value for the license fees payable to Ligand, research and development expenses related to the manufacturing of clinical drug product and clinical development of VK5211, VK2809 and VK0214, consulting fees and general and administrative expenses. The Company anticipates that it will continue to incur net losses for the foreseeable future as it continues the development of its clinical drug candidates and preclinical programs and incurs additional costs associated with being a public company.

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

The following table presents the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2017	2016
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(20,577,665)	$(14,731,822)
Denominator
Weighted-average common shares outstanding	26,244,257	16,767,235
Less: Weighted-average shares subject to repurchase	(266,159)	(488,943)
Denominator for basic and diluted net loss per share	25,978,098	16,278,292
Basic and diluted net loss per share	$(0.79)	$(0.90)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2017	2016
Common stock warrants	11,202,536	9,667,500
Restricted stock units	46,250	80,625
Common stock subject to repurchase	245,096	307,096
Common stock options	1,575,864	883,837
Shares issuable upon conversion of debt	1,117,273	3,519,753
	14,187,019	14,458,811

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

Recent Accounting Pronouncements

Adopted Accounting Standards

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The Company’s adoption of ASU 2016-15 on January 1, 2018 is not expected to have a material effect on its financial statements and related disclosures.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of December 31, 2017 and 2016, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2017 and 2016.

Investments classified as available-for-sale as of December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$249,227	$—	$—	$249,227
Corporate debt securities (2)	11,357,248	—	(18,997)	11,338,251
	$11,606,475	$—	$(18,997)	$11,587,478

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2017, there were 29 securities in an unrealized loss position. These unrealized losses were less than $2,700 individually and $19,000 in the aggregate. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At December 31, 2017, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	$10,081,950	$—	$(6,892)	$10,075,058

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

As of December 31, 2017 and 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of December 31, 2017 and 2016, required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014, as amended (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2017, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below:

		Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$6,360,683	$6,360,683	$—	$—
Corporate debt securities, available-for-sale	1,244,217	—	1,244,217	—
Short-term investments
Certificates of deposit	249,227	—	249,227	—
Corporate debt securities, available-for-sale	11,338,251	—	11,338,251	—
Total financial assets	$19,192,378	$6,360,683	$12,831,695	$—
Financial liabilities carried at fair value:
Debt conversion feature - long-term	$1,397,597	$—	$—	$1,397,597
Total financial liabilities	$1,397,597	$—	$—	$1,397,597

		Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$2,519,322	$2,519,322	$—	$—
Short-term investments
Corporate debt securities, available-for-sale	10,075,058	—	10,075,058	—
Total financial assets	$12,594,380	$2,519,322	$10,075,058	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$731,048	$—	$—	$731,048
Total financial liabilities	$731,048	$—	$—	$731,048

The table below presents a summary of changes in the Company’s debt conversion feature liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Debt conversion feature liability:
Beginning balance	$731,048	$2,370,903
Adjustments resulting from modification of debt	1,011,477	(575,685)
Adjustments resulting from changes in fair value recognized in earnings	(344,928)	(1,064,170)
Ending balance	$1,397,597	$731,048

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities:

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Debt conversion feature liability
December 31, 2017	$—	$1,397,597	Black-Scholes-Merton option valuation model	Volatility	100%
				Risk Free Rate	1.46%

December 31, 2016	$—	$731,048	Black-Scholes-Merton option valuation model	Volatility	61%
				Risk Free Rate	0.57%

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

As partial consideration for the grant of the rights and licenses to the Company under the Master License Agreement, the Company issued to Ligand at the closing of the Company’s initial public offering (“IPO”) 3,655,964 shares of its common stock having an estimated aggregate value of $29.2 million. Furthermore, as partial consideration for the grant of the rights and licenses to the Company under the Master License Agreement the Company entered into the Loan and Security Agreement with Ligand.

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

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Ligand in May 2014 for which the Company granted certain registration rights to Ligand with respect to the securities of the Company issued to Ligand pursuant to the Master License Agreement and the Ligand Note (collectively, the “Viking Securities”), the shares of the Company’s common stock issued or issuable upon conversion of the Viking Securities, if applicable, the shares of the Company’s common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of the Viking Securities and the shares of the Company’s capital stock issued upon conversion of the Ligand Note (collectively, the “Registrable Securities”).

Under the Registration Rights Agreement, the Company has agreed to file with the SEC, by no later than the first date on which the lock-up requested by the underwriters for the Company’s initial public offering expires or lapses with respect to Ligand (or the first business day thereafter), a registration statement on Form S-1 under the Securities Act of 1933, as amended (the “Securities Act”), that covers the resale of the full amount of the Registrable Securities. The Company has agreed to use commercially reasonable efforts to have the Registration Statement declared effective by the SEC as soon as practically possible after it is filed with the SEC. There are certain cash payment penalties that the Company may need to pay to Ligand if the Company does not meet certain timelines with the SEC. The Company has also agreed to use commercially reasonable efforts to keep each Registration Statement filed pursuant to the Registration Rights Agreement effective for certain periods of time.

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

5.	Convertible Notes Payable

Convertible notes payable consisted of the following at:

	December 31,
	2017	2016
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017; and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$1,916,508	$1,955,139
Conversion payoff value	1,938,469	1,990,032
Discount on notes payable, current	(404,437)	(675,589)
Convertible notes payable, current portion (net of discount)	$3,450,540	$3,269,582

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

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock, resulting in net proceeds of $7,754,286, after deducting underwriting discounts, commissions and other offering expenses of $1,631,964.  This offering constituted a Next Financing under the Loan and Security Agreement; therefore, the Company repaid $1,500,000 of the Ligand Note with $300,000 paid in cash and $1,200,000 paid in the form of 960,000 shares of its common stock (the “Ligand Shares”) and a warrant to purchase up to 960,000 shares of Company’s common stock (the “Ligand Warrant”).  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

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

In addition, following the April 2016 underwritten public offering of the Company’s common stock, the Company may repay any portion of the outstanding principal amount of the loans under the Ligand Note, plus accrued and previously unpaid interest thereon, by delivering a notice to Ligand (the “Additional Repayment Notice”), specifying the amount that the Company wishes to repay (the “Additional Payment Amount”). Ligand will have five days to elect to receive the Additional Payment Amount in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. If Ligand does not make an election within such five-day period, the form of the Additional Payment Amount will be at the Company’s sole election and discretion, subject to the number of shares of common stock being reduced to the extent that the issuance of shares would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%. To the extent that any portion of an Additional Payment Amount will be paid in the form of shares of the Company’s common stock, the number of shares issuable will be equal to the quotient obtained by dividing the portion of the Additional Payment Amount that will be paid in shares by the lesser of (1) (a) if the Company delivers the Additional Repayment Notice within 180 days of the closing of the Next Financing, the Financing Price, or (b) if the Company delivers the Additional Repayment Notice 180 days or more after the closing of the Next Financing, the volume weighted average closing price of the Company’s common stock for the 30 days prior to the date the Company delivers the Additional Repayment Notice, and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Each $1.00 of any Additional Repayment Amount will reduce the amount of accrued and unpaid interest and then unpaid principal amount under the Ligand Note by $0.50. Additionally, pursuant to the Loan and Security Agreement, Ligand has agreed that it will not, until January 23, 2017, sell or otherwise transfer or dispose of any of the Company’s securities, including shares issuable upon conversion of the Ligand Note.

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

During the year ended December 31, 2017, the Company recorded $96,872 of interest expense, $1,282,631 of amortization of debt discount, offset with income of $344,928 related to the change in the fair value of the debt conversion feature liability.  During the year ended December 31, 2016, the Company recorded $105,551 of interest expense, $1,788,088 of amortization of debt discount, offset with income of $1,064,170 related to the change in the fair value of the debt conversion feature liability.

6.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2017 and 2016. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $61,556.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $30,778 of stock-based compensation expense through December 31, 2016, of which $12,371 and $18,407 was recorded as expense during the years ended December 31, 2016 and 2015, respectively.  No similar expense was recognized during the year ended December 31, 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of common stock (the “Offering”) pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. The Company granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of its common stock and/or warrants to purchase up to an additional 1,125,000 shares of its common stock to cover over-allotments, if any. Ligand, a related party to the Company, purchased 560,000 shares of the Company’s common stock and warrants to purchase up to 560,000 shares of Company’s common stock in the Offering.  On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant.

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

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company was able to offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock. All shares of common stock offered and sold in the Maxim Offering were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof. During the period from January 1, 2017 through July 26, 2017, the Company sold 488,388 shares of its common stock, under the Distribution Agreement, resulting in net proceeds to the Company of $670,031, after deducting the sales agent’s commission.  From the inception of the Distribution Agreement through July 26, 2017, the Company sold 1,267,237 shares of its common stock under the Distribution Agreement, resulting in net proceeds to the Company of $1,626,549, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,278, which has been recorded as deferred financing costs and is included within other assets in the accompanying balance sheet as of December 31, 2016.  The deferred financing costs were proratably charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs amortized over the term of the Purchase Agreement as there is no guarantee that additional shares will be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  Effective June 19, 2017, the Company terminated the Purchase Agreement, resulting in a write off of the remaining capitalized deferred financing costs relating to the Purchase Agreement of $336,985.  During the period from January 1, 2017 through June 19, 2017, 1,326,991 shares were issued, pursuant to the Purchase Agreement, resulting in aggregate gross proceeds of $1,869,512.  From the inception of the Purchase Agreement through June 19, 2017, the Company sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2,042,762, in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into the SPA with PoC, pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with GSD Ia.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet.  During the year ended December 31, 2017, the Company recorded amortization expense of $993,945, respectively, in clinical study costs related to the SPA with PoC, with a remaining prepaid balance of $806,055 on the balance sheet as of December 31, 2017.

On June 14, 2017, the Company entered into the Securities Purchase Agreement with the Purchasers, pursuant to which the Company sold an aggregate of 3,749,783 shares of its common stock in the Registered Direct Offering.  The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016.  In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a Warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the

Registered Direct Offering.  The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and offering expenses, were $3,866,202.

On September 28, 2017, the Company entered into the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, the Company sold to LPC 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1,250,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into the Commitment Purchase Agreement and the LPC Registration Rights Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the Commencement, the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1,000,000 in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock.  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,112 in addition to the Initial Shares and the Commitment Shares.

On December 11, 2017, the Company closed an underwritten public offering of 5,900,000 shares of its common stock, including 769,565 shares sold pursuant to the underwriter’s full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13,449,252 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

During the years ended December 31, 2017 and 2016, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 42,823 and 21,616 shares of its common stock to certain employees, respectively.

7.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  On January 1, 2017 and 2016, in accordance with the terms of the 2014 Plan, an additional 728,835 and 338,930 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 208,238 and 96,837 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP, respectively.

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

During the years ended December 31, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Year Ended December 31,
	2017	2016
Stock-based compensation expense by type of award:
Stock options	$688,766	$921,556
Restricted stock and restricted stock units	701,395	836,964
Employee stock purchase plan	61,304	35,807
Total stock-based compensation expense included in expenses	$1,451,465	$1,794,327
Stock-based compensation expense by line item:
Research and development expenses	$408,379	$537,008
General and administrative expenses	1,043,086	1,257,319
Total stock-based compensation expense included in expenses	$1,451,465	$1,794,327

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2017
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$839,518	2.32
Restricted stock and restricted stock units	$384,096	0.89

The following table is a summary of restricted shares granted during the years ended December 31, 2017 and 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	667,963	$3.73
Granted	—	$—
Vested	(291,313)	$2.89
Forfeited	(69,554)	$6.37
Repurchased	—	$—
Unvested at December 31, 2016	307,096	$3.93
Granted	—	$—
Vested	(62,000)	$9.49
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2017	245,096	$2.53

The following table summarizes restricted stock units activity during the years ended December 31, 2017 and 2016:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2015	75,750	$8.27
Granted	40,000	$1.19
Vested	(28,937)	$5.83
Forfeited	(6,188)	$7.25
Unvested at December 31, 2016	80,625	$5.72
Granted	—	$—
Vested	(23,125)	$5.50
Forfeited	(11,250)	$7.08
Unvested December 31, 2017	46,250	$5.50

The following table summarizes stock option activity during the years ended December 31, 2017 and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	365,394	$8.48
Granted	620,818	$2.01
Exercised	—	$—		$—
Cancelled	(102,375)	$5.55
Options outstanding at December 31, 2016	883,837	$4.28	8.87	$—
Granted	892,534	$1.25
Exercised	(22,030)	$1.39		$42,777
Cancelled	(178,477)	$3.55
Options outstanding at December 31, 2017	1,575,864	$2.68	8.58	$3,346,629
Options exercisable at December 31, 2017	587,164	$4.19	8.15	$856,320

The Company received $30,651 in cash proceeds from exercises of stock options during the year ended December 31, 2017.  There were no option exercises during the year ended December 31, 2016.

The total fair value of stock options that vested during the years ended December 31, 2017 and 2016 was $693,644 and $1,057,749, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the year ended December 31, 2017 and 2016 was $0.89 and $1.40, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2017	2016
Expected volatility	85.1%	82.6%
Expected term (in years)	5.91	5.90
Risk-free interest rate	1.97%	1.59%
Expected dividend yield	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2017, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2017 is as follows:

Common stock warrants	11,202,536
Restricted stock units	46,250
Common stock options	1,575,864
Available for grant under the 2014 Plan	669,698
Available for issuance under Employee Stock Purchase Plan	693,388
Shares issuable upon conversion of Ligand debt	1,117,273
15,305,009

8.	Warrants

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

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of December 31, 2017, 8,172,699 warrants were outstanding and 452,301 warrants were exercised during the year ended December 31, 2017.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold the 3,749,783 Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. After December 19, 2017, if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  As of December 31, 2017, 1,987,337 warrants were outstanding and 825,000 warrants were exercised during the year ended December 31, 2017. All warrants exercised during the year ended December 31, 2017, were exercised by means of a “cashless exercise”, resulting in the issuance of 569,818 shares of the Company’s common stock. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.

9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Current:
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$(6,138,798)	$(4,029,121)
State	(2,060,635)	(364,340)
	$(8,199,433)	$(4,393,461)
Change in federal tax rate	9,539,678	—
Valuation allowance	(1,340,245)	4,393,461
Total income tax expense (benefit)	$—	$—

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Tax provision at U.S. Federal statutory rates	34%	34%
State income taxes net of federal benefit	10%	3%
Non-deductible permanent items	(4)%	(7)%
Stock options	(1)%	—
Enactment of the Tax Cuts and Jobs Act	(46)%	—
Change in valuation allowance	7%	(30)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Accrued liabilities	$53,032	$59,333
Intangible assets	14,696,888	16,388,591
Net operating loss carryforwards	4,948,795	4,558,964
Share-based compensation	1,030,457	1,289,957
Credits	265,588	—
Other	6,679	3,017
Total deferred tax assets	21,001,439	22,299,862
Valuation Allowance	(20,775,747)	(22,115,992)
Total deferred tax assets, net of allowance	$225,692	$183,870
Deferred tax liabilities:
Debt conversion feature	$(225,692)	$(183,870)
Total deferred tax liabilities:	$(225,692)	$(183,870)
Net deferred tax assets (liabilities):	$—	$—

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced the U.S. federal corporate rate to 21 percent, effective January 1, 2018.  As such, the Company has recorded a decrease in its deferred tax assets, deferred tax liabilities and valuation allowance of $9,645,000, $105,000 and $9,540,000, respectively, for the year ended December 31, 2017.

A valuation allowance of $20,775,747 and $22,115,992 at December 31, 2017 and December 31, 2016, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $17,773,000 and $17,419,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2032. The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company.  An ownership change under Section 382 of the Code occurred during the year ended December 31, 2015 in connection with the Company’s initial public offering.  However, the Company is able to utilize all of its net operating losses.  The Company conducted a further assessment of ownership changes and determined that, through December 31, 2017, there have not been any additional ownership changes in accordance with Section 382 of the Code.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2013 through December 31, 2017.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2017 and the year ended December 31, 2016 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2017 and December 31, 2016, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

At December 31, 2017, the Company has federal and state research and development tax credit carry-forwards of approximately $74,000 and $192,000, respectively.  The federal credits begin to expire in 2036.  The state credits do not expire.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2017 or December 31, 2016.

10.	Related Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Loan and Security Agreement (see Note 6), a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4). As Ligand beneficially owns 20.9% of the Company’s outstanding shares as of December 31, 2017, the Company considers Ligand to be a related party.

11.	Commitments and Contingencies

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

Rent expense was $249,057 and $253,316 for the years ended December 31, 2017 and 2016, respectively.

Future minimum payments pursuant to the Sublease are as follows:

Year Ending December 31:
2018	169,398
Total minimum lease payments	$169,398

12.	Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2017, and events which occurred subsequent to December 31, 2017 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements, except as disclosed in Note 8 (with respect to the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants being declared effective by the SEC on January 16, 2018) and as follows:

On February 6, 2018, the Company completed an underwritten public offering of common stock pursuant to a registration statement on Form S-3 (File No. 333-212134), as amended, that was declared effective on July 26, 2016 (the “February 2018 Offering”). In the February 2018 Offering, the Company sold 12,650,000 shares of its common stock at a public offering price of $5.00 per share of common stock. Upon the closing of the February 2018 Offering on February 6, 2018, the Company received gross proceeds of $63,250,000, before deducting underwriting discounts, commissions and other offering expenses.

Additionally, from January 1, 2018 through February 28, 2018, the Company issued 2,421,698 shares of its common stock as a result of the exercise of warrants during that period for an aggregate exercise price of $3,444,459.

The following unaudited pro forma balance sheet information as of December 31, 2017 assumes that the February 2018 Offering had been consummated as of December 31, 2017. The unaudited pro forma balance sheet information as of December 31, 2017 below gives effect to the issuance and sale of an aggregate of 12,650,000 shares of common stock at the public offering price of $5.00 per share of common stock.

The following table summarizes certain actual balance sheet data and pro forma balance sheet data to reflect the activities related to the February 2018 Offering, as of December 31, 2017:

	December 31, 2017
	Actual	Pro Forma

Cash, cash equivalents and investments	$20,575,956	$79,198,456
Deferred public offering and other financing costs	269,613	269,613

Debt	4,870,097	4,870,097
Accrued interest	21,960	21,960
Convertible notes payable	3,450,540	3,450,540
Debt conversion feature liability	1,397,597	1,397,597
Stockholders’ equity:
Common stock	358	485
Additional paid-in capital	94,339,179	152,961,552
Accumulated deficit	(80,854,932)	(80,854,932)
Accumulated other comprehensive loss	(19,769)	(19,769)
Total stockholders’ equity	$13,464,836	$72,087,336