Form 10-Q
period 2018-03-31
Viking Therapeutics, Inc.
filed 2018-05-09
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 30, 2018
Common stock, $0.00001 par value	50,933,195

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,356	$8,988
Short-term investments – available for sale	41,112	11,587
Prepaid clinical trial and preclinical study costs	1,014	887
Prepaid expenses and other current assets	249	389
Total current assets	78,731	21,851
Deferred public offering and other financing costs	240	270
Total assets	$78,971	$22,121
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$658	$1,529
Other accrued liabilities	1,889	2,257
Accrued interest, current	34	22
Convertible notes payable, current (net of discount of $146 and $404 at March 31, 2018 and December 31, 2017, respectively)	3,721	3,451
Debt conversion feature liability, current	37	1,398
Total current liabilities	6,339	8,657
Total liabilities	6,339	8,657
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2018 and December 31, 2017; 50,933,195 and 35,817,104 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	157,146	94,339
Accumulated deficit	(84,406)	(80,855)
Accumulated other comprehensive loss	(109)	(20)
Total stockholders’ equity	72,632	13,464
Total liabilities and stockholders’ equity	$78,971	$22,121

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$—
Operating expenses:
Research and development	3,043	3,528
General and administrative	1,762	1,441
Total operating expenses	4,805	4,969
Loss from operations	(4,805)	(4,969)
Other income (expense):
Change in fair value of debt conversion feature liability	1,361	278
Amortization of debt discount	(258)	(431)
Amortization of financing costs	(30)	(98)
Interest income (expense), net	181	(2)
Total other income (expense), net	1,254	(253)
Net loss	(3,551)	(5,222)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(89)	(1)
Comprehensive loss	$(3,640)	$(5,223)

Net loss per common share
Basic	$(0.08)	$(0.23)
Diluted	$(0.10)	$(0.23)

Weighted-average shares used to compute net loss per share
Basic	44,649	22,353
Diluted	45,306	22,353

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,551)	$(5,222)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	258	431
Amortization of investment premiums	62	31
Amortization of financing costs	30	98
Amortization of non-cash clinical trial costs	225	42
Change in fair value of debt conversion feature liability	(1,361)	(278)
Stock-based compensation	610	402
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(316)	221
Accounts payable	(832)	523
Accrued expenses	(428)	472
Net cash used in operating activities	(5,303)	(3,280)
Cash flows from investing activities
Purchases of investments	(32,279)	(6,057)
Proceeds from maturities of investments	2,652	8,096
Net cash (used in) provided by investing activities	(29,627)	2,039
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	58,822	2,540
Public offering and financing costs	(146)	(16)
Proceeds from warrant and option exercises	3,622	—
Net cash provided by financing activities	62,298	2,524
Net increase in cash and cash equivalents	27,368	1,283
Cash and cash equivalents beginning of period	8,988	3,076
Cash and cash equivalents end of period	$36,356	$4,359

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$—	$1,800
Unpaid deferred public offering and other financing costs	$136	$16

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of March 31, 2018, statements of operations for the three months ended March 31, 2018 and 2017 and statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 7, 2018. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The December 31, 2017 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU No. 2014-09, which have the same effective date and transition date of January 1, 2018:

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

The Company evaluated the potential impact that these standards had on its financial position and results of operations.  There is no current impact of this new guidance on its financial statements as the Company does not currently have any revenue generating arrangements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The Company’s adoption of ASU 2016-15 on January 1, 2018 did not have a material effect on its financial statements and related disclosures.

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

Prepaid Clinical Trial and Preclinical Study Costs

Prepaid clinical trial and preclinical study costs represent advance payments by the Company for future clinical trial and preclinical study services to be performed by the clinical research organization and other research organizations.  Such amounts are recognized as research and development expense as the related clinical trial and preclinical study services are performed.

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

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company may enter into collaborative research and licensing agreements, under which the Company could be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and/or royalties.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all related amendments ("ASC 606" or "the new revenue standard"). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

In May 2014, the Company entered into the Master License Agreement, pursuant to which it acquired certain rights to a number of research and development programs from Ligand Pharmaceuticals Incorporated, or Ligand. In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in the Company’s statement of operations.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred to general and administrative expense, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and the Company then amortizes the remainder of the expense over the remaining service period.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net Loss
Net loss attributable to common stockholders - Basic	$(3,551)	$(5,222)
Change in fair value of debt conversion feature liability	(1,361)	—
Amortization of debt discount	258	—
Interest expense	24	—
Net loss attributable to common stockholders - Diluted	$(4,630)	$(5,222)

Basic Shares
Weighted-average common shares outstanding	44,893,895	22,660,017
Less: Weighted-average shares subject to repurchase	(245,096)	(307,096)
Denominator for basic net loss per share	44,648,799	22,352,921

Diluted Shares
Weighted-average common shares outstanding	44,893,895	22,660,017
Weighted-average shares subject to repurchase	(245,096)	(307,096)
Effect of dilutive shares issuable upon conversion of debt	656,716	—
Denominator for diluted net loss per share	45,305,515	22,352,921

Net loss per share:
Basic	$(0.08)	$(0.23)
Diluted	$(0.10)	$(0.23)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2018	2017
Common stock warrants	8,780,838	9,667,500
Restricted stock units	136,250	69,375
Common stock subject to repurchase	245,096	307,096
Common stock options	1,967,721	1,511,894
Shares issuable upon conversion of debt	—	2,860,361
	11,129,905	14,416,226

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2018 and December 31, 2017, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2018 or during the year ended December 31, 2017.

Investments classified as available-for-sale as of March 31, 2018 consisted of the following (in thousands):

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$250	$—	$—	$250
Corporate debt securities (2)	40,963	—	(101)	40,862
	$41,213	$—	$(101)	$41,112

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2018, there were no securities in an unrealized gain position and there were 56 securities in an unrealized loss position. These unrealized losses were less than $5,000 individually and $101,000 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At March 31, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2017 consisted of the following (in thousands):

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$249	$—	$—	$249
Corporate debt securities (2)	11,357	—	(19)	11,338
	$11,606	$—	$(19)	$11,587

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2017, there were 29 securities in an unrealized loss position. These unrealized losses were less than $3,000 individually and $19,000 in the aggregate. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

As of March 31, 2018 and December 31, 2017, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs.

The fair value of the debt conversion feature, current as of March 31, 2018 and December 31, 2017 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Loan and Security Agreement with Ligand (the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (“Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2018, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$21,876	$21,876	$—	$—
Corporate debt securities, available-for-sale	15,777	—	15,777	—
Short-term investments
Certificates of deposit, available-for-sale	250	—	250	—
Corporate debt securities, available-for-sale	40,862	—	40,862	—
Total financial assets	$78,765	$21,876	$56,889	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$37	$—	$—	$37
Total financial liabilities	$37	$—	$—	$37

		Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$6,361	$6,361	$—	$—
Corporate debt securities, available-for-sale	1,244	—	1,244	—
Short-term investments
Certificates of deposit, available-for-sale	249	—	249	—
Corporate debt securities, available-for-sale	11,338	—	11,338	—
Total financial assets	$19,192	$6,361	$12,831	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$1,398	$—	$—	$1,398
Total financial liabilities	$1,398	$—	$—	$1,398

The table below presents a summary of changes in the Company’s debt conversion feature liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Debt conversion feature:
Beginning balance	$1,398	$731
Adjustments resulting from changes in fair value recognized in earnings	(1,361)	(278)
Ending balance	$37	$453

The following table sets forth the Company’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 liabilities (in thousands, except for volatility and risk free rate):

	Fair Value			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	%
Debt conversion feature liability
March 31, 2018	$—	$37	Black-Scholes-Merton option valuation model	Volatility	63%
				Risk Free Rate	1.68%

December 31, 2017	$—	$1,398	Black-Scholes-Merton option valuation model	Volatility	100%
				Risk Free Rate	1.46%

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of March 31, 2018 and December 31, 2017, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

4.	Convertible Notes Payable

Convertible notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$1,917	$1,917
Conversion payoff value	1,950	1,938
Discount on notes payable, current	(146)	(404)
Convertible notes payable, current (net of discount)	$3,721	$3,451

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

Additionally, pursuant to the terms of the Loan and Security Agreement, upon the consummation of the Company’s first bona fide capital financing transaction occurring after January 22, 2016, but prior to the Maturity Date, with aggregate net proceeds to the Company of at least $2.0 million (the “Next Financing”), the Company was required to repay $1.5 million of the Ligand Note obligation to Ligand, with at least $300,000 of such payment to be paid in cash (with any greater cash amount determined by the Company in its sole and absolute discretion), and the balance of the $1.5 million payment (the “Balance”) to be paid in the form of such number of shares of the Company’s equity securities that are issued in the Next Financing as is equal to the quotient obtained by dividing the Balance by the lesser of (1) the lowest price per share paid by investors in the Next Financing (the “Financing Price”), and (2) $8.00 (subject to adjustment for stock dividends, splits, combinations or similar transactions). Each $1.00 of the $1.5 million payment reduced the amount of accrued and unpaid interest and then unpaid principal amount of the loans under the Ligand Note by $0.50.

As a result of an amendment to the Loan and Security Agreement entered into on January 22, 2016, which amended the conversion terms of the Ligand Note, beginning with the quarter ended March 31, 2016, management adopted the Black-Scholes-Merton option valuation model for the Ligand Note, resulting in a debt modification adjustment of $576,000 to the debt conversion feature liability, offset with an adjustment recorded to the Ligand Note discount and conversion payoff value.

On April 13, 2016, the Company completed an underwritten public offering of its common stock and warrants to purchase shares of its common stock (the “Offering”) resulting in net proceeds of $7.8 million, after deducting underwriting discounts, commissions and other offering expenses of $1.6 million.  The Offering constituted a Next Financing under the Loan and Security Agreement; therefore, the Company repaid $1.5 million of the Ligand Note with $300,000 paid in cash and $1.2 million paid in the form of 960,000 shares of its common stock (the “Ligand Shares”) and a warrant to purchase up to 960,000 shares of Company’s common stock (the “Ligand Warrant”).  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

On May 8, 2017, the Company entered into the Third Loan Amendment to the Loan and Security Agreement (the “Third Loan Amendment”), which, (1) extended the maturity date of the Loans from May 21, 2017 to May 21, 2018, and (2) provided that the Company was required to repay $200,000 of the Ligand Note in the third quarter of 2017, which payment had to be made solely in cash (the “Required Repayment”).  The Company made the Required Repayment on July 13, 2017. The Required Repayment was applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  As a result of the Third Loan Amendment, the Company recorded a debt modification adjustment of $1.0 million to the debt conversion feature liability primarily due to the longer expected term, offset with an adjustment recorded to the Ligand Note discount.

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

During the three months ended March 31, 2018, the Company recorded $24,000 of interest expense, $258,000 of amortization of debt discount, and $1.4 million as other income related to the decrease in the fair value of the debt conversion feature liability.

During the three months ended March 31, 2017, the Company recorded $24,000 of interest expense, $431,000 of amortization of debt discount and $278,000 as other income related to the decrease in the fair value of the debt conversion feature liability.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of March 31, 2018 and December 31, 2017. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three months ended March 31, 2018 and 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On June 20, 2016, the Company entered into the Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”) pursuant to which the Company was able to offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock (the “Maxim Offering”).  Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof.  All shares of common stock offered and sold in the Maxim Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016 (the “Shelf Registration Statement”) and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  From the inception of the Distribution Agreement through July 26, 2017, the Company sold 1,267,237 shares of its common stock under the Distribution Agreement resulting in net proceeds to the Company of $1.6 million, after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”), pursuant to which Aspire Capital Fund, LLC (“Aspire Capital”) was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 shares of common stock (the “Initial Shares”) at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 shares of common stock as a commitment fee (the “Commitment Shares”) to Aspire Capital with a fair value of $440,000, which has been recorded as deferred financing costs, with a prorated portion charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs amortized over the term of the Purchase Agreement as there was no guarantee that additional shares would be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company was able to, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  Effective June 19, 2017, the Company terminated the Purchase Agreement, resulting in a write off of the remaining capitalized deferred financing costs relating to the Purchase Agreement of $337,000.  From the inception of the Purchase Agreement through June 19, 2017, the Company sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2.0 million, in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1.8 million in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia (“GSD Ia”).  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1.8 million as a prepaid expense on the balance sheet.  During the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $225,000 and $42,000, respectively, in clinical study costs related to the SPA with PoC, with a remaining prepaid balance of $581,000 on the balance sheet as of March 31, 2018.

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock in a registered direct offering (the “Registered Direct Offering”).  The Shares were offered by the Company pursuant to the Shelf Registration Statement.  In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”), for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement”) and, together with the Registered Direct Offering, (the “Offerings”).  The exercise price of the Warrants is $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings was $1.15. The closing of the Offerings occurred on June 19, 2017. The aggregate net proceeds from the Offerings, after deducting the placement agents’ fees and offering expenses, were $3.9 million.

On September 28, 2017, the Company entered into a purchase agreement (the “Registered Offering Purchase Agreement”), pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC (“LPC”) 701,282 shares of common stock (the “LPC Initial Shares”), at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Shelf Registration Statement and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement, (the “Commencement”), the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No additional shares were issued during the three months ended March 31, 2018.

On December 11, 2017, the Company closed an underwritten public offering of 5,900,000 shares of its common stock, including 769,565 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, pursuant to the Shelf Registration Statement at a public offering price of $2.50 per share, for total net proceeds of $13.4 million after deducting underwriting discounts and commissions and other offering expenses.

On February 6, 2018, the Company completed an underwritten public offering of common stock pursuant to the Shelf Registration Statement (the “February 2018 Offering”). In the February 2018 Offering, the Company sold 12,650,000 shares of the Company’s common stock at a public offering price of $5.00 per share of common stock. Upon the closing of the February 2018 Offering on February 6, 2018, the Company received net proceeds of $58.7 million, after deducting underwriting discounts, commissions and other offering expenses.

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through March 31, 2018, in accordance with the terms of the 2014 Plan, an additional 2,321,363 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 663,246 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP, respectively.

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Stock options granted to non-employees are accounted for using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

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

During the three months ended March 31, 2018 and 2017, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense by type of award:
Stock options	$252	$225
Restricted stock and restricted stock units	204	163
Employee stock purchase plan	154	14
Total stock-based compensation expense included in expenses	$610	$402
Stock-based compensation expense by line item:
Research and development expenses	$172	$117
General and administrative expenses	438	285
Total stock-based compensation expense included in expenses	$610	$402

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2018
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$2,045	2.98
Restricted stock and restricted stock units	$599	2.16

The following table is a summary of restricted stock activity during the three months ended March 31, 2018:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	245,096	$2.53
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2018	245,096	$2.53

The following table summarizes restricted stock unit activity during the three months ended March 31, 2018:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2017	46,250	$5.50
Granted	90,000	$4.65
Vested	—	$—
Forfeited	—	$—
Unvested March 31, 2018	136,250	$4.94

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,575,864	$2.68
Granted	455,000	$4.60
Exercised	(44,393)	$1.65		157,000
Cancelled	(18,750)	$1.91
Options outstanding at March 31, 2018	1,967,721	$3.16	8.66	3,592,000
Options exercisable at March 31, 2018	783,546	$3.49	8.07	1,558,000

The Company received $73,000 in cash proceeds from exercises of stock options during the three months ended March 31, 2018.  There were no option exercises during the three months ended March 31, 2017.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2018 was $3.26.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2018
Expected volatility	81.33%
Expected term (in years)	6.10
Risk-free interest rate	2.47%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of March 31, 2018, 6,691,443 warrants were outstanding and 1,481,256 warrants were exercised during the three months ended March 31, 2018.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, the Company issued to Ligand the Ligand Warrant to purchase up to 960,000 shares of the Company’s common stock. The Ligand Warrant has an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the Ligand Note.

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. If a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  On January 16, 2018, the resale registration statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of March 31, 2018, 1,046,895 warrants were outstanding and 940,442 warrants were exercised during the three months ended March 31, 2018.

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

Rent expense was $62,000 for each of the three months ended March 31, 2018 and 2017.  Future minimum payments pursuant to the Sublease are $107,000 in the aggregate through September 30, 2018, the remaining term of the Sublease.

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2018, and events which occurred subsequent to March 31, 2018, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

In October 2015, we commenced enrollment in a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. In November 2017, we announced positive top-line results from this study.  Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo.  The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo.  VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related serious adverse events, or SAEs, reported. We expect to engage in further discussions with the U.S. Food and Drug Administration, or the FDA, regarding the potential further clinical development of VK5211 in hip fracture as well as other potential acute use settings.

Our second clinical program, VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, is in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 60 patients with hypercholesterolemia and fatty liver disease and expect to report initial results from this Phase 2 clinical trial in the second half of 2018. In October 2017, we announced positive final results from an eight-week study of VK2809 in an in vivo model of non-alcoholic steatohepatitis, or NASH. Treatment with VK2809 resulted in: (1) statistically significant reductions in several key measures of steatosis, including liver triglyceride content and total liver lipid content, (2) fibrotic activity, including total liver fibrosis, type I collagen and hydroxyproline, relative to vehicle controls, and (3) statistically significant changes in the expression of key genes associated with NASH development and progression, relative to vehicle control, suggesting improved lipid and cholesterol metabolism, improved lipid metabolism and insulin sensitivity and reduced fibrotic activity.

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

We are also developing VK0214 for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain toxicology studies, we expect to file an IND to initiate a proof-of-concept study in patients with X-ALD in the first half of 2019.

On February 6, 2018, we completed an underwritten public offering of common stock, or the February 2018 Offering, pursuant to a registration statement on Form S-3 (File No. 333-212134), as amended, that was declared effective on July 26, 2016, or the Shelf Registration Statement. In the February 2018 Offering, we sold 12,650,000 shares of our common stock at a public offering price of $5.00 per share of common stock. Upon the closing of the February 2018 Offering, we received net proceeds of $58.7 million, after deducting underwriting discounts, commissions and other offering expenses.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK5211, VK2809 and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK5211, VK2809 and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on March 7, 2018.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2017, we charged $13.7 million to research and development expense as we continued our efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performed additional in vivo studies for VK2809 and VK0214.  During the three months ended March 31, 2018, we charged $3.0 million to research and development expense related to our continued efforts in conducting Phase 2 clinical trials for VK5211 and VK2809, preparing for the initiation of a Phase 1 clinical trial for VK2809 in patients with GSD Ia and initiating certain toxicology studies. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Other Expense

Other expense includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note, or Ligand Note, issued pursuant to the Loan and Security Agreement with Ligand, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
Research and development expenses	$3,043	$3,528	$(485)	(13.7)%

The decrease in research and development expenses during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to a decrease in expenses of $502,000 related primarily to manufacturing of our drug candidates and a decrease of $205,000 in clinical trial activity primarily related to our VK5211 program offset by increases in expenses of $210,000 related to certain pre-clinical study efforts and $145,000 related to services provided by certain third party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
General and administrative expenses	$1,762	$1,441	$321	22.3%

The increase in general and administrative expenses during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to increases in stock-based compensation expense of $153,000, salary and benefits related expenses of $91,000 and legal expenses of $48,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months March 31, 2018 and 2017 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
Other income (expense)	$1,254	$(253)	$1,507	595.7%

Other income (expense) recognized during the three months ended March 31, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $205,000 offset by $258,000 of expense related to the amortization of the Ligand Note discount, $24,000 of interest expense related to the Ligand Note and $30,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended March 31, 2017 consisted primarily of an expense of $431,000 related to the amortization of the Ligand Note discount, $24,000 of interest expense related to the Ligand Note and $98,000 of expense relating to the amortization of financing costs relating to the Equity Distribution Agreement with Maxim Group LLC and the Purchase Agreement with Aspire Capital Fund, LLC, offset by $278,000 of income related to the change in fair value of the Ligand Note’s conversion feature.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2018, we had cash, cash equivalents and short term investments of $77.5 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the second quarter of 2019, which is more than one year after the date of our filing this Form 10-Q.

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

On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the Offering, pursuant to a registration statement on Form S-1 (File No. 333-208182) that was declared effective on April 7, 2016, and a registration statement on Form S-1MEF (File No. 333-210650) filed pursuant to Rule 462(b) of the Securities Act. In the Offering, we sold 7,500,000 shares of our common stock and warrants to purchase up to 7,500,000 shares of our common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. We granted the underwriters for the Offering a 45-day option to purchase up to an additional 1,125,000 shares of our common stock and/or warrants to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments, if any. On April 13, 2016, the underwriters partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of our common stock at a public offering price of $0.01 per warrant. Upon the closing of the Offering on April 13, 2016, we received net proceeds of $7.8 million, after deducting underwriting discounts, commissions and other offering expenses of $1.6 million.

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share.  On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1.3 million, after deducting underwriting discounts, commissions and other offering expenses of $111,600. Through March 31, 2018, we have received $2.9 million in proceeds related to the exercise of the warrants that were issued in the Offering.

On June 14, 2017, we entered into a securities purchase agreement with certain accredited investors, or the Purchasers, pursuant to which we issued and sold an aggregate of 3,749,783 shares of our common stock in a registered direct offering, or the Registered Direct Offering. The shares were offered by us pursuant to the Shelf Registration Statement.  In a concurrent private placement, we also agreed, pursuant to the securities purchase agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the Registered Direct Offering. The exercise price of the warrants is $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one share and one warrant to purchase 0.75 shares of common stock in these offerings was $1.15. The closing of the offerings occurred on June 19, 2017. The aggregate net proceeds from the offerings, after deducting the placement agents’ fees and other offering expenses, were $3.9 million. Through March 31, 2018, we have received $1.2 million in proceeds related to the exercise of the warrants that were issued as a part of this private placement.

On September 28, 2017, we entered into a purchase agreement, or the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Shelf Registration Statement and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into a purchase agreement, or the Commitment Purchase Agreement with LPC, pursuant to which we have the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017 to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, we issued to LPC 100,000 shares of common stock. Since inception of this purchase agreement, we sold to LPC in accordance with the terms of the agreement 343,051 shares of our common stock for aggregate proceeds of $802,000.

On February 6, 2018, we completed the February 2018 Offering. In the February 2018 Offering, we sold 12,650,000 shares of our common stock at a public offering price of $5.00 per share of common stock. Upon the closing of the February 2018 Offering, we received net proceeds of $58.7 million after deducting underwriting discounts, commissions and other offering expenses.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(5,303)	$(3,280)
Cash (used in) provided by investing activities	$(29,627)	$2,039
Cash provided by financing activities	$62,298	$2,524

Cash Used in Operating Activities

During the three months ended March 31, 2018, cash used in operating activities of $5.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, amortization of non-cash clinical trial costs, stock-based compensation and a decrease in the fair value of the debt conversion feature liability for the Ligand Note as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and decreases in accounts payable and accrued expenses.

During the three months ended March 31, 2017, cash used in operating activities of $3.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, stock-based compensation and a decrease in the fair value of the debt conversion feature liability for the Ligand Note as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable and accrued expenses and a decrease in prepaid expenses.

Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2018, cash used in investing activities of $29.6 million resulted primarily from the purchase of investments of $32.3 million offset by proceeds of sales and maturities of investments of $2.7 million.

During the three months ended March 31, 2017, cash provided by investing activities of $2.0 million resulted primarily from the proceeds of sales and maturities of investments of $8.1 million, offset by the purchase of investments of $6.1 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $62.3 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $58.8 million in the February 2018 Offering, proceeds from certain warrant exercises of $3.5 million and proceeds from certain stock option exercises of $73,000 offset by $146,000 in payments of certain deferred offering and financing costs.

During the three months ended March 31, 2017, cash provided by financing activities was $2.5 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $2.5 million, offset by $16,000 in payments of certain deferred offering and financing costs.

Future Funding Requirements

As of the date of this Quarterly Report on Form 10-Q and based upon our current operating plan, we believe that we have sufficient capital to fund our operating and capital requirements for at least the next 12 months. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 7, 2018.

Risks Relating to Our Business

* We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

We are a clinical-stage company. We were incorporated in, and have only been conducting operations since, September 2012. Our operations to date have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of March 31, 2018, we had an accumulated deficit of $84.4 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK5211, VK2809, VK0214, VK0612 and preclinical programs for anemia and metabolic disorders. Selective androgen receptor modulators, or SARMs, such as our lead program VK5211, are key compounds used by us in the development and commercialization of our drug candidates. Most of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. We are also currently conducting a Phase 2 clinical trial and certain preclinical studies for VK2809 and certain preclinical studies for VK0214. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2018, we had cash and cash equivalents and investments totaling $77.5 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

*If our competitors have drug candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

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

There are many therapies currently available and numerous others being developed for the treatment of hypercholesterolemia and dyslipidemia. If approved, VK2809 will face competition from therapies that are currently available and from therapies that may become available in the future. Generic statin therapies such as atorvastatin are widely prescribed for the initial treatment of hypercholesterolemia. Cholesterol absorption inhibitors such as Merck & Co., Inc.’s Zetia (ezetimibe), generic bile acid sequestrants such as coleselevam and generic fibrates such as fenofibrate are also prescribed for the treatment of hypercholesterolemia. Various combinations of these therapies are often prescribed for patients suffering from dyslipidemia. In addition, recently-approved antibody therapies targeting the proprotein convertase subtilisin/kexin type 9, or PCSK9, gene are expected to be prescribed for patients whose LDL remains elevated despite treatment with existing cholesterol-lowering agents.

In the U.S., there are currently no marketed pharmacologic therapies for the treatment of Glycogen Storage Disease type Ia, or GSD Ia. We are aware of one competitor, Ultragenyx Pharmaceutical Inc., which is planning to commence a Phase1/2 study in the first half of 2018 utilizing a gene therapy approach with DTX401.

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

*Current and future legislation may increase the difficulty and cost of commercializing our drug candidates and may affect the prices we may obtain if our drug candidates are approved for commercialization.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2018, we had eleven full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

*We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities.

On May 21, 2014, we entered into a Loan and Security Agreement with Ligand, as amended, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. As of March 31, 2018, $1.9 million in principal amount is outstanding under the loans. Each of the loans under the Loan and Security Agreement is evidenced by a Secured Convertible Promissory Note, or the Ligand Note. Under the Loan and Security Agreement and the Ligand Note, we are subject to affirmative and negative covenants. We agreed to, among other things, deliver financial statements, forecasts and budget information to Ligand. In addition, we agreed to use the proceeds from the loans solely as working capital and to fund our general business requirements in accordance with our forecast and budget, and not to take certain actions without Ligand’s consent, including, but not limited to, declaring or paying dividends, incurring or repaying certain indebtedness or engaging in certain related party transactions. The operating covenants, restrictions and obligations in our Loan and Security Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet all of our covenants under the Loan and Security Agreement.

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

*Our management’s relative lack of public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage, and could require our management to devote additional time and resources to ensure compliance with applicable corporate governance requirements.

Our executive officer has limited experience in managing and operating a public company, which could have an adverse effect on his ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our executive officer has minimal public company experience, we may have to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2018, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of March 31, 2018, we in-licensed seven patents in the U.S. and several other patents in certain foreign jurisdictions. As of March 31, 2018, for each of VK2809 and VK0214, we in-licensed one patent and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed four PCT applications and two U.S. provisional applications.  We also in-licensed one additional PCT application and one additional U.S. application directed to VK0214 as of March 31, 2018. For VK0612, as of March 31, 2018, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one PCT patent application. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2018, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2018, our executive officers, directors and 5% or greater stockholders beneficially owned 24.6% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of March 31, 2018, Ligand and its affiliates beneficially owned approximately 14.9% of our outstanding common stock. In addition to the above ownership, we may in the future elect or be obligated to repay amounts outstanding under the Ligand Note to Ligand in shares of our common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

For as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are neither an “emerging growth company” nor a “smaller reporting company”.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) December 31, 2020 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700,000,000 in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 Plan, a total of 1,397,046 shares of our common stock were reserved as of March 31, 2018 for issuance to our employees, directors and consultants. Under the terms of the 2014 Plan, the number of shares available for issuance under the 2014 Plan is, unless otherwise determined by our board of directors or the compensation committee of our board of directors, automatically increased on January 1st of each year in an amount equal to 3.5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year. To the extent new equity awards are granted and exercised or we issue additional shares of common stock in the future, our stockholders may experience additional dilution, which could cause our stock price to fall.

On February 8, 2017, we entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, or PoC, pursuant to which, among other things, we sold to PoC, and PoC purchased from us, 1,286,173 shares of our common stock for an aggregate issue price of $1.8 million. The proceeds from the sale of such shares are reserved exclusively to fund certain of our clinical trials pursuant to a master services agreement with a contract research organization.  Pursuant to the SPA, we also agreed to prepare and file one or more registration statements with the SEC for the purpose of registering the shares for resale. On February 14, 2017, we filed a registration statement covering the resale of the full amount of the shares issued to PoC pursuant to the SPA. Following effectiveness of such registration statement on March 27, 2017, the shares issued to PoC became eligible for sale in the public market. Sales of stock by PoC, or the perception that these sales may occur, could have a material adverse effect on the trading price of our common stock.

On June 14, 2017 and concurrent with our registered direct offering, we issued warrants to purchase an aggregate of 2,812,337 shares of our common stock.  The exercise price of these warrants is $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. In addition, pursuant to the underwritten public offering of our common stock and warrants to purchase shares of our common stock completed on April 13, 2016, we issued warrants to purchase an aggregate of 8,625,000 shares of our common stock which have an exercise price of $1.50 per share of common stock and will expire on April 13, 2021. We have also issued to Ligand a warrant to purchase up to 960,000 shares of our common stock, which has an exercise price of $1.50 per share of common stock and will expire on April 13, 2021, and to the representative of the underwriters for our initial public offering a warrant to purchase up to 82,500 shares of our common stock, which is exercisable for cash or on a cashless basis, has an exercise price of $10.00 per share of common stock and will expire on April 28, 2020. To the extent that any of the foregoing warrants are exercised, our stockholders will experience additional dilution, which could have a material adverse effect on the trading price of our common stock.

On September 28, 2017, we entered into a purchase agreement, or the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital Fund, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into a purchase agreement, or the Commitment Purchase Agreement, with LPC pursuant to which we have the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. To the extent that we sell shares pursuant to the Commitment Purchase Agreement, our stockholders will experience dilution, which could have a material adverse effect on the trading price of our common stock.

On December 11, 2017, we closed an underwritten public offering of 5,900,000 shares of our common stock, including 769,565 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On February 6, 2018, we closed an underwritten public offering of 12,650,000 shares of our common stock, including 1,650,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $5.00 per share, for net proceeds of $58.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

If a large number of the holders of shares issued in our recent underwritten public offerings decided to sell their stock, or if there is even the perception that these sales may occur, the trading price of our common stock could be materially and adversely effected.

Our management will continue to have broad discretion over the use of the proceeds we received from our public offerings, registered direct offering and from the Loan and Security Agreement, and the proceeds we may receive pursuant to the Commitment Purchase Agreement we entered into with LPC, and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our December 2017 and February 2018 underwritten public offerings, our June 2017 registered direct offering, prior public offerings, proceeds received from the Loan and Security Agreement, and proceeds received pursuant to the Distribution Agreement, the Registered Offering Purchase Agreement and the Commitment Purchase Agreement, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of these remaining net proceeds, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply these net proceeds in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

At December 31, 2017, we had net operating loss carryforwards of approximately $17.8 million for federal and $17.4 million for state tax purposes, both of which will begin to expire in 2032. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us.  We performed an analysis as of both dates in 2015 and 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $17.8 million federal and $17.4 million state tax net operating loss carryforwards are available for utilization as of December 31, 2017.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: May 9, 2018	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)