Form 10-Q
period 2018-06-30
Viking Therapeutics, Inc.
filed 2018-08-09
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 31, 2018
Common stock, $0.00001 par value	60,657,794

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,610	$8,988
Short-term investments – available for sale	107,556	11,587
Prepaid clinical trial and preclinical study costs	1,499	887
Prepaid expenses and other current assets	593	389
Total current assets	144,258	21,851
Deferred public offering and other financing costs	210	270
Total assets	$144,468	$22,121
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,493	$1,529
Other accrued liabilities	2,612	2,257
Accrued interest, current	—	22
Convertible notes payable, current (net of discount of $0 and $404 at June 30, 2018 and December 31, 2017, respectively)	—	3,451
Debt conversion feature liability, current	—	1,398
Total current liabilities	4,105	8,657
Total liabilities	4,105	8,657
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2018 and December 31, 2017; 60,652,794 and 35,817,104 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	231,587	94,339
Accumulated deficit	(91,078)	(80,855)
Accumulated other comprehensive loss	(147)	(20)
Total stockholders’ equity	140,363	13,464
Total liabilities and stockholders’ equity	$144,468	$22,121

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,221	3,716	8,264	7,243
General and administrative	1,704	1,267	3,466	2,708
Total operating expenses	6,925	4,983	11,730	9,951
Loss from operations	(6,925)	(4,983)	(11,730)	(9,951)
Other income (expense):
Change in fair value of debt conversion feature liability	37	571	1,398	848
Amortization of debt discount	(146)	(337)	(404)	(768)
Amortization of financing costs	(30)	(422)	(60)	(520)
Interest income (expense), net	392	(1)	573	(3)
Total other income (expense), net	253	(189)	1,507	(443)
Net loss	(6,672)	(5,172)	(10,223)	(10,394)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on securities	(38)	2	(127)	1
Comprehensive loss	$(6,710)	$(5,170)	$(10,350)	$(10,393)
Basic and diluted net loss per common share	$(0.13)	$(0.21)	$(0.21)	$(0.45)
Weighted-average shares used to compute basic and diluted net loss per share	52,767	24,119	48,730	23,241

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	35,817,104	$—	$94,339	$(80,855)	$(20)	$13,464
Employee stock-based compensation	(22,341)	—	1,142	—	—	1,142
Issuance of common stock under employee stock plans	235,865	—	313	—	—	313
Issuance of common stock from warrant exercises	3,347,346	—	4,826	—	—	4,826
Sale of common stock, net of issuance costs	21,275,000	1	130,967	—	—	130,968
Unrealized gain (loss) on investments	—	—	—	—	(127)	(127)
Net loss	—	—	—	(10,223)	—	(10,223)
Balance at June 30, 2018	60,652,974	$1	$231,587	$(91,078)	$(147)	$140,363

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(10,223)	$(10,394)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	404	768
Amortization of investment premiums	149	49
Amortization of financing costs	60	520
Amortization of non-cash clinical trial costs	477	400
Change in fair value of debt conversion feature liability	(1,398)	(848)
Stock-based compensation	1,241	743
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,396)	54
Accounts payable	(3)	57
Accrued expenses	116	1,169
Net cash used in operating activities	(10,573)	(7,482)
Cash flows from investing activities
Purchases of investments	(113,707)	(10,426)
Proceeds from maturities of investments	17,455	11,700
Net cash (used in) provided by investing activities	(96,252)	1,274
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	131,402	6,582
Public offering and financing costs	(266)	(62)
Repayment of convertible notes payable	(3,833)	—
Value of shares withheld related to employee tax withholding	(99)	(14)
Proceeds from warrant and option exercises and stock issuance under employee stock purchase plan	5,243	20
Net cash provided by financing activities	132,447	6,526
Net increase in cash and cash equivalents	25,622	318
Cash and cash equivalents beginning of period	8,988	3,076
Cash and cash equivalents end of period	$34,610	$3,394

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81	$—

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$—	$1,800
Unpaid deferred public offering and other financing costs	$309	$148

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2018, statements of operations for the three and six months ended June 30, 2018 and 2017 and statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 7, 2018. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The December 31, 2017 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements relate to determining the fair value of the debt conversion feature liability, through May 21, 2018, and accounting for certain commitments. Actual results could differ from those estimates.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of the award changes. The Company’s adoption of ASU 2017-09 on January 1, 2018 did not have a material effect on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) (“ASU 2018-07”), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. The Company adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material effect on its financial statements and related disclosures.

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

In May 2014, the Company entered into the Master License Agreement, pursuant to which it acquired certain rights to a number of research and development programs from Ligand Pharmaceuticals Incorporated (“Ligand”). In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in the Company’s statement of operations.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(6,672)	$(5,172)	$(10,223)	$(10,394)

Denominator:
Weighted-average common shares outstanding	52,973,371	24,387,148	48,955,952	23,528,353
Less: Weighted-average shares subject to repurchase	(206,260)	(268,261)	(225,571)	(287,571)
Denominator for basic net loss per share	52,767,111	24,118,887	48,730,381	23,240,782

Net loss per share:
Basic and diluted	$(0.13)	$(0.21)	$(0.21)	$(0.45)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2018	2017
Common stock warrants	7,855,190	12,479,837
Restricted stock units	123,625	56,750
Common stock subject to repurchase	183,095	245,096
Common stock options	1,924,151	1,594,894
Shares issuable upon conversion of debt	—	3,597,271
	10,086,061	17,973,848

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2018 and December 31, 2017, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2018 or during the year ended December 31, 2017.

Investments classified as available-for-sale as of June 30, 2018 consisted of the following (in thousands):

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	$107,701	$—	$(145)	$107,556

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2018, there were no securities in an unrealized gain position and there were 117 securities in an unrealized loss position. These unrealized losses were less than $7,000 individually and $145,000 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)	At June 30, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of these securities were scheduled to mature outside of one year.

Investments classified as available-for-sale as of December 31, 2017 consisted of the following (in thousands):

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$249	$—	$—	$249
Corporate debt securities (2)	11,357	—	(19)	11,338
	$11,606	$—	$(19)	$11,587

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

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments and accounts payable and, through May 21, 2018, debt and its related debt conversion feature liability. The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Further, the Company believes the fair value of the debt approximates its carrying value based on relatively stable interest rates and short-term maturity of this instrument.  Fair value measurements are classified and disclosed in one of the following three categories:

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

As of June 30, 2018 and December 31, 2017, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs as of December 31, 2017. There was no similar financial liability as of June 30, 2018.

The fair value of the debt conversion feature, current as of December 31, 2017 required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Loan and Security Agreement with Ligand (the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (“Ligand Note”) issued pursuant to the Loan and Security Agreement.

The debt conversion feature embedded in each tranche of the Ligand Note was accounted for under ASC Topic 815 – Derivatives and Hedging. At each issuance date, the fair value of the debt conversion feature was determined. The fair value of the debt conversion feature was allocated from the gross proceeds of the Ligand Note with the respective discount amortized to interest expense over the original term of the Ligand Note using the effective interest method.  The Company was required to mark to market the value of the conversion feature liability; however, on May 21, 2018, the Company paid in cash the remaining debt balance of the Ligand Note.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2018, the Company’s investments were in government money market funds, certificates of deposit and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$25,857	$25,857	$—	$—
Corporate debt securities, available-for-sale	10,232	—	10,232	—
Short-term investments
Corporate debt securities, available-for-sale	107,556	—	107,556	—
Total financial assets	$143,645	$25,857	$117,788	$—

		Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$6,361	$6,361	$—	$—
Corporate debt securities, available-for-sale	1,244	—	1,244	—
Short-term investments
Certificates of deposit, available-for-sale	249	—	249	—
Corporate debt securities, available-for-sale	11,338	—	11,338	—
Total financial assets	$19,192	$6,361	$12,831	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$1,398	$—	$—	$1,398
Total financial liabilities	$1,398	$—	$—	$1,398

The table below presents a summary of changes in the Company’s debt conversion feature liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Debt conversion feature:
Beginning balance	$37	$454	$1,398	$731
Adjustments resulting from modification of debt	—	1,011	—	$1,011
Adjustments resulting from changes in fair value recognized in earnings	(37)	(571)	(1,398)	(848)
Ending balance	$—	$894	$—	$894

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

Level 3 Fair Value Sensitivity

Debt Conversion Feature Liability

As of December 31, 2017, the fair value of the debt conversion feature liability includes the estimated volatility and risk free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

4.	Convertible Notes Payable

Convertible notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$—	$1,917
Conversion payoff value	—	1,938
Discount on notes payable, current	—	(404)
Convertible notes payable, current (net of discount)	$—	$3,451

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

On May 8, 2017, the Company entered into the Third Amendment to the Loan and Security Agreement (the “Third Loan Amendment”), which: (1) extended the maturity date of the Loans from May 21, 2017 to May 21, 2018, and (2) provided that the Company was required to repay $200,000 of the Ligand Note in the third quarter of 2017, which payment had to be made solely in cash (the “Required Repayment”).  The Company made the Required Repayment on July 13, 2017. The Required Repayment was applied, first, to accrued and unpaid interest on the Loans and, second, to the unpaid principal amount of the Loans. Each $1.00 of value of the Required Repayment reduced the amount of accrued and unpaid interest and then unpaid principal amount on the Loans by $0.50.  As a result of the Third Loan Amendment, the Company recorded a debt modification adjustment of $1.0 million to the debt conversion feature liability primarily due to the longer expected term, offset with an adjustment recorded to the Ligand Note discount.

In connection with the Loan and Security Agreement, the Company also granted Ligand a continuing security interest in all of its right, title and interest in and to its assets as collateral for the full, prompt, complete and final payment and performance when due of all obligations under the Loan and Security Agreement and the Ligand Note.

On May 21, 2018, the Company repaid the entire remaining balance of $3.9 million due on the Ligand Note in cash.  During the three and six months ended June 30, 2018, the Company recorded $14,000 and $38,000 of interest expense, respectively, $146,000 and $404,000 of amortization of debt discount, respectively, and $37,000 and $1.4 million as other income related to the decrease in the fair value of the debt conversion feature liability, respectively.

During the three and six months ended June 30, 2017, the Company recorded $24,000 and $49,000 of interest expense, respectively, $337,000 and $768,000 of amortization of debt discount, respectively, and $571,000 and $848,000 as other income related to the decrease in the fair value of the debt conversion feature liability, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of June 30, 2018 and December 31, 2017. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and six months ended June 30, 2018 and 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1.8 million in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1.8 million as a prepaid expense on the balance sheet.  During the three and six months ended June 30, 2018, the Company recorded amortization expense of $252,000 and $477,000, respectively, in clinical study costs related to the SPA with PoC. During the three and six months ended June 30, 2017, the Company recorded amortization expense of $357,000 and $400,000, respectively.  The remaining prepaid balance of $329,000 was recorded on the balance sheet as of June 30, 2018.

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

On September 28, 2017, the Company entered into a purchase agreement (the “Registered Offering Purchase Agreement”) pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC (“LPC”) 701,282 shares of common stock (the “LPC Initial Shares”) at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Shelf Registration Statement and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”) the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No additional shares were issued during the three and six months ended June 30, 2018.

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

On June 11, 2018, the Company completed an underwritten public offering of common stock (the “June 2018 Offering”) pursuant to the Shelf Registration Statement and a registration statement on Form S-3MEF (File No. 333-225479) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended.  In the June 2018 Offering, the Company sold 8,625,000 shares of the Company’s common stock at a public offering price of $9.00 per share of common stock. Upon the closing of the June 2018 Offering on June 11, 2018, the Company received net proceeds of $72.3 million, after deducting underwriting discounts, commissions and other offering expenses.

During the three months ended June 30, 2018 and 2017, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 72,597 and 19,887 shares of its common stock to certain employees, respectively.

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through June 30, 2018, in accordance with the terms of the 2014 Plan, an additional 2,321,363 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 663,246 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP, respectively.

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

During the three and six months ended June 30, 2018 and 2017, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock options	$318	$150	$571	$375
Restricted stock and restricted stock units	120	178	324	341
Employee stock purchase plan	192	13	346	27
Total stock-based compensation expense included in expenses	$630	$341	$1,241	$743
Stock-based compensation expense by line item:
Research and development expenses	$223	$100	$395	$217
General and administrative expenses	407	241	846	526
Total stock-based compensation expense included in expenses	$630	$341	$1,241	$743

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2018
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$1,994	2.81
Restricted stock and restricted stock units	$478	2.16

The following table is a summary of restricted stock activity during the six months ended June 30, 2018:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	245,096	$2.53
Granted	—	$—
Vested	(62,001)	$9.49
Forfeited	—	$—
Unvested at June 30, 2018	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2018:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2017	46,250	$5.50
Granted	90,000	$4.65
Vested	(12,625)	$8.87
Forfeited	—	$—
Unvested June 30, 2018	123,625	$4.54

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,575,864	$2.68
Granted	517,500	$4.80
Exercised	(150,463)	$1.59		1,077,000
Cancelled	(18,750)	$1.91
Options outstanding at June 30, 2018	1,924,151	$3.35	8.45	11,833,000
Options exercisable at June 30, 2018	762,913	$4.02	7.75	4,173,000

The Company received $239,000 in cash proceeds from exercises of stock options during the six months ended June 30, 2018.  There were no option exercises during the six months ended June 30, 2017.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2018 was $3.38.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2018
Expected volatility	81.25%
Expected term (in years)	6.06
Risk-free interest rate	2.50%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of June 30, 2018, warrants to purchase an aggregate of 5,802,295 shares were outstanding and 889,148 and 2,370,404 warrants were exercised during the three and six months ended June 30, 2018, respectively.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. If a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  On January 16, 2018, the resale registration statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of June 30, 2018, warrants to purchase an aggregate of 1,010,395 shares were outstanding and 36,500 and 976,942 warrants were exercised during the three and six months ended June 30, 2018, respectively.

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

Rent expense was $63,000 and $59,000 for the three months ended June 30, 2018 and 2017, respectively.  Rent expense was $125,000 and $122,000 for the six months ended June 30, 2018 and 2017, respectively.  Future minimum payments pursuant to the Sublease are $43,000 in the aggregate through September 30, 2018, the remaining term of the Sublease.

Additionally, on May 25, 2018, the Company entered into an Office Lease (the “Lease”) with Kilroy Realty, L.P. (the “Landlord”). The Lease is for approximately 7,149 rentable square feet of space located at the Premises. The Premises will continue to be the Company’s corporate headquarters.

The Lease will commence on November 1, 2018 and will expire on January 31, 2022, unless terminated earlier in accordance with the terms of the Lease (the “Term”). Monthly base rent payments due under the Lease for the Premises will be $26,808.75, subject to annual increases of 3.0% during the term of the Lease. The Company is also responsible for certain other costs under the Lease, including electricity and utility expenses and certain repair and maintenance obligations.

The Lease provides the Company with an option to extend the term of the lease for a period of three years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Lease.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of June 30, 2018:
2018	$27
2019	270
2020	333
2021	343
2022	29
Total minimum lease payments	$1,002

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2018, and events which occurred subsequent to June 30, 2018, but which were not recognized in the financial statements.

On July 11, 2018, the Company filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133) (the “New Shelf Registration Statement”) to replace the Shelf Registration Statement, which was fully exhausted following the completion of the June 2018 Offering. The New Shelf Registration Statement provides the Company with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the New Shelf Registration Statement. The New Shelf Registration Statement was declared effective by the SEC on July 19, 2018. Pursuant to the New Shelf Registration Statement, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.

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

Our second clinical program, VK2809, an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, is in a Phase 2 clinical trial for the treatment of patients with hypercholesterolemia and fatty liver disease. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. We are currently conducting a Phase 2 clinical trial of VK2809 in approximately 60 patients with hypercholesterolemia and fatty liver disease. In June 2018, we announced that enrollment had been completed for this study and that we expect to report initial results from this Phase 2 clinical trial in the second half of 2018. In October 2017, we announced positive final results from an eight-week study of VK2809 in an in vivo model of non-alcoholic steatohepatitis, or NASH. Treatment with VK2809 resulted in: (1) statistically significant reductions in several key measures of steatosis, including liver triglyceride content and total liver lipid content, (2) fibrotic activity, including total liver fibrosis, type I collagen and hydroxyproline, relative to vehicle controls, and (3) statistically significant changes in the expression of key genes associated with NASH development and progression, relative to vehicle control, suggesting improved lipid and cholesterol metabolism, improved lipid metabolism and insulin sensitivity and reduced fibrotic activity.

In February 2017, we announced that we are commencing efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase, or G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Approximately 2,000 patients in the U.S. suffer from GSD Ia. We have conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. We expect to initiate a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia in 2018.

We are also developing VK0214 for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain ongoing toxicology studies, we expect to file an IND to initiate a proof-of-concept study in patients with X-ALD in the first half of 2019.

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

On June 11, 2018, we completed an underwritten public offering of common stock, or the June 2018 Offering, pursuant to the Shelf Registration Statement and a registration statement on Form S-3MEF (File No. 333-225479) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, or the Securities Act. In the June 2018 Offering, we sold 8,625,000 shares of our common stock at a public offering price of $9.00 per share of common stock. Upon the closing of the June 2018 Offering, we received net proceeds of $72.3 million, after deducting underwriting discounts, commissions and other offering expenses.

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

Research and Development Expenses

During the year ended December 31, 2017, we charged $13.7 million to research and development expense as we continued our efforts in conducting Phase 2 clinical trials for VK5211 and VK2809 and performed additional in vivo studies for VK2809 and VK0214.  During the three and six months ended June 30, 2018, we charged $5.2 million and $8.3 million, respectively, to research and development expense related to our continued efforts in conducting Phase 2 clinical trials for VK5211 and VK2809, preparing for the initiation of a Phase 1 clinical trial for VK2809 in patients with GSD Ia and initiating certain toxicology studies. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Other Expense

Through May 21, 2018, other expense includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note, or Ligand Note, issued pursuant to the Loan and Security Agreement with Ligand, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. After May 21, 2018, other expense includes only interest income earned from our cash and short-term investments as the Ligand Note and related interest were paid in full on May 21, 2018.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to the preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 and Note 3 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2018 and 2017 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
Research and development expenses	$5,221	$3,716	$1,505	40.5%

The increase in research and development expenses during the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to increases in expenses of $1.4 million related to certain pre-clinical study efforts, $303,000 related to services provided by certain third party consultants, and $122,000 in stock-based compensation expense offset by a decrease of $350,000 primarily related to the manufacturing of certain of our drug candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
General and administrative expenses	$1,704	$1,267	$437	34.5%

The increase in general and administrative expenses during the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to increases in stock-based compensation expense of $167,000, salary and benefits related expenses of $162,000 and franchise tax expense of $51,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2018 and 2017 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
Other income (expense)	$253	$(189)	$442	233.9%

Other income (expense) recognized during the three months ended June 30, 2018 consisted primarily of income of $37,000 related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $406,000 offset by $146,000 of expense related to the amortization of the Ligand Note discount, $14,000 of interest expense related to the Ligand Note and $30,000 of expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the three months ended June 30, 2017 consisted primarily of an expense of $337,000 related to the amortization of the Ligand Note discount, $24,000 of interest expense related to the Ligand Note and $422,000 of expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim and the Purchase Agreement with Aspire Capital, offset by $571,000 of income related to the change in fair value of the Ligand Note’s conversion feature.

Comparison of the Six Months Ended June 30, 2018 and 2017

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2018 and 2017 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
Research and development expenses	$8,264	$7,243	$1,021	14.1%

The increase in research and development expenses during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to increases in expenses of $1.6 million related to certain pre-clinical study efforts, $447,000 related to services provided by certain third party consultants and $178,000 in stock-based compensation expense offset by decreases of $851,000 primarily related to the manufacturing of certain of our drug candidates and $265,000 in clinical trial activity primarily related to our VK5211 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
General and administrative expenses	$3,466	$2,708	$758	28.0%

The increase in general and administrative expenses during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to increases in stock-based compensation expense of $319,000, salary and benefits related expenses of $253,000, legal expenses of $45,000, and franchise tax expense of $63,000.

Other income (expense)

The following table summarizes our other income (expense) for the six months June 30, 2018 and 2017 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
Other income (expense)	$1,507	$(443)	$1,950	440.2%

Other income (expense) recognized during the six months ended June 30, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $611,000 offset by $404,000 of expense related to the amortization of the Ligand Note discount, $38,000 of interest expense related to the Ligand Note and $60,000 of expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the six months ended June 30, 2017 consisted primarily of an expense of $768,000 related to the amortization of the Ligand Note discount, $49,000 of interest expense related to the Ligand Note and $520,000 of expense relating to the amortization of financing costs relating to the Equity Distribution Agreement with Maxim Group LLC and the Purchase Agreement with Aspire Capital Fund, LLC, offset by $848,000 of income related to the change in fair value of the Ligand Note’s conversion feature and $46,000 of interest income on investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2018, we had cash, cash equivalents and short term investments of $142.2 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the third quarter of 2019, which is more than one year after the date of our filing this Form 10-Q.

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

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share.  On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1.3 million, after deducting underwriting discounts, commissions and other offering expenses of $111,600. Through June 30, 2018, we have received $4.2 million in proceeds related to the exercise of the warrants that were issued in the Offering.

On June 14, 2017, we entered into a securities purchase agreement with certain accredited investors, or the Purchasers, pursuant to which we issued and sold an aggregate of 3,749,783 shares of our common stock in a registered direct offering, or the Registered Direct Offering. The shares were offered by us pursuant to the Shelf Registration Statement.  In a concurrent private placement, we also agreed, pursuant to the securities purchase agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the Registered Direct Offering. The exercise price of the warrants is $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one share and one warrant to purchase 0.75 shares of common stock in these offerings was $1.15. The closing of the offerings occurred on June 19, 2017. The aggregate net proceeds from the offerings, after deducting the placement agents’ fees and other offering expenses, were $3.9 million. Through June 30, 2018, we have received $1.3 million in proceeds related to the exercise of the warrants that were issued as a part of this private placement.

On September 28, 2017, we entered into a purchase agreement pursuant to which, on September 29, 2017, we sold to Lincoln Park Capital, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Shelf Registration Statement and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, we also entered into a purchase agreement, or the Commitment Purchase Agreement, with LPC, pursuant to which we have the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Pursuant to the Commitment Purchase Agreement, we have the right, from time to time at our sole discretion over the 30-month period from and after October 26, 2017 to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that we elect to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, we may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, we may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, we issued to LPC 100,000 shares of common stock. Since inception of this purchase agreement, we sold to LPC in accordance with the terms of the agreement 343,051 shares of our common stock for aggregate proceeds of $802,000.

On December 11, 2017, we closed an underwritten public offering pursuant to the Shelf Registration Statement of 5,900,000 shares of our common stock, including 769,565 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13.4 million after deducting underwriting discounts and commissions and other offering expenses.

On February 6, 2018, we completed the February 2018 Offering. In the February 2018 Offering, we sold 12,650,000 shares of our common stock at a public offering price of $5.00 per share of common stock. Upon the closing of the February 2018 Offering, we received net proceeds of $58.7 million after deducting underwriting discounts, commissions and other offering expenses.

On June 11, 2018, we completed the June 2018 Offering. In the June 2018 Offering, we sold 8,625,000 shares of our common stock at a public offering price of $9.00 per share of common stock. Upon the closing of the June 2018 Offering, we received net proceeds of $72.3 million, after deducting underwriting discounts, commissions and other offering expenses.

On July 11, 2018, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133), or the New Shelf Registration Statement, to replace the Shelf Registration Statement, which was fully exhausted following the completion of the June 2018 Offering. The New Shelf Registration Statement provides us with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the New Shelf Registration Statement. The New Shelf Registration Statement was declared effective by the SEC on July 19, 2018.  Pursuant to the New Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(10,573)	$(7,482)
Cash (used in) provided by investing activities	$(96,252)	$1,274
Cash provided by financing activities	$132,447	$6,526

Cash Used in Operating Activities

During the six months ended June 30, 2018, cash used in operating activities of $10.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, amortization of non-cash clinical trial costs, stock-based compensation and a decrease in the fair value of the debt conversion feature liability for the Ligand Note as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses.

During the six months ended June 30, 2017, cash used in operating activities of $7.5 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of increases in accounts payable, accrued expenses and prepaid expenses, offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note.

Cash (Used in) Provided by Investing Activities

During the six months ended June 30, 2018, cash used in investing activities of $96.3 million resulted primarily from the purchase of investments of $113.7 million offset by proceeds of sales and maturities of investments of $17.5 million.

During the six months ended June 30, 2017, cash provided by investing activities of $1.3 million resulted primarily from the proceeds of sales and maturities of investments of $11.7 million, offset by the purchase of investments of $10.4 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $132.4 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $72.6 million and $58.8 million in the June 2018 Offering and February 2018 Offering, respectively, proceeds from certain warrant exercises of $4.9 million and proceeds from certain stock option exercises of $239,000, offset by the repayment of the Ligand Note of $3.8 million and payments of certain deferred offering and financing costs of $266,000.

During the six months ended June 30, 2017, cash provided by financing activities was $6.5 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $6.6 million, offset by $62,000 in payments of certain deferred offering and financing costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have been conducting operations since, September 2012. Our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK5211, VK2809 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of June 30, 2018, we had an accumulated deficit of $91.1 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2018, we had cash and cash equivalents and investments totaling $142.2 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Novartis AG and Morphosys AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Helsinn Group, F. Hoffman – La Roche and Eli Lilly and Company. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, selonsertib, GS-0976 and GS-9674 from Gilead Sciences, Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., GR-MD-02 from Galectin Therapeutics Inc., emricasan from Conatus Pharmaceuticals Inc., tropifexor from Novartis Pharmaceuticals Corporation, MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), BMS-986036 from Bristol-Myers Squibb, NGM282 from NGM Biopharmaceuticals, Inc., IMM-124E from Immuron Ltd., and MGL-3196 from Madrigal Pharmaceuticals, Inc. In addition, we are aware of active programs at Enanta Pharmaceuticals, Novo Nordisk A/S, Inventiva S.A., Sanofi, Shire plc, Pfizer Inc., Boehringer Ingelheim International GmbH, Nitto Denko Corporation, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics, Dicerna Pharmaceuticals, Inc., and AstraZeneca plc.

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

In the U.S., there are currently no marketed pharmacologic therapies for the treatment of Glycogen Storage Disease type Ia, or GSD Ia. We are aware of one competitor, Ultragenyx Pharmaceutical Inc., which initiated a Phase 1/2 study in July 2018 utilizing a gene therapy approach with DTX401.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. High-dose biotin is under investigation for the treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Vertex Pharmaceuticals, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L. bluebird bio, Inc., Orpheris, Inc., Magenta Therapeutics, Inc. and NeuroVia, Inc., which may be competitive with VK0214, if approved.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2018, we had twelve full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our executive officers have limited experience in managing and operating a public company, which could have an adverse effect on their ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our executive officers have limited public company experience, we may have to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2018, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. For VK5211, as of June 30, 2018, we in-licensed seven patents in the U.S. and several other patents in certain foreign jurisdictions. As of June 30, 2018, for each of VK2809 and VK0214, we in-licensed one patent and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed four PCT applications and two U.S. provisional applications.  We also in-licensed one additional PCT application and one additional U.S. application directed to VK0214 as of June 30, 2018. For VK0612, as of June 30, 2018, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one PCT patent application. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2018, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2018, our executive officers, directors and 5% or greater stockholders beneficially owned 16.1% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of June 30, 2018, Ligand and its affiliates beneficially owned approximately 12.6% of our outstanding common stock.  Accordingly, Ligand may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

Furthermore, the interests of Ligand may not be aligned with our other stockholders and this could lead to actions that may not be in the best interests of our other stockholders. For example, Ligand may have different tax positions or strategic plans for us, which could influence its decisions regarding whether and when we should dispose of assets or incur new indebtedness. In addition, Ligand’s significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price.

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

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

On June 11, 2018, we closed an underwritten public offering of 8,625,000 shares of our common stock, including 1,125,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, or the June 2018 Offering, at a public offering price of $9.00 per share, for net proceeds of $72.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

If a large number of the holders of shares issued in our recent underwritten public offerings decided to sell their stock, or if there is even the perception that these sales may occur, the trading price of our common stock could be materially and adversely effected.

*Our management will continue to have broad discretion over the use of the proceeds we received from our prior financings and available cash, and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds from our prior financings and available cash and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the proceeds in ways that ultimately increase the value of your investment and the failure by our management to apply these proceeds effectively could harm our business. Because of the number and variability of factors that will determine our use of these remaining net proceeds, their ultimate use may vary substantially from their currently intended use. If we do not invest or apply these net proceeds in ways that enhance stockholder value, we may fail to achieve the expected financial results, which could cause our stock price to decline.

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

At December 31, 2017, we had net operating loss carryforwards of approximately $17.8 million for federal and $17.4 million for state tax purposes, both of which will begin to expire in 2032. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us.  We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $17.8 million federal and $17.4 million state tax net operating loss carryforwards are available for utilization as of December 31, 2017.  We also performed an analysis as of June 11, 2018, the date of the closing of the June 2018 Offering, and determined that there was no ownership change.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

*We may never pay dividends on our common stock so any returns would be limited to the appreciation of our stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2018:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—		—	—	—
May 1, 2018 - May 31, 2018	22,341	(1)	$4.42	—	—
June 1, 2018 - June 30, 2018	—		—	—	—
Total	22,341		$4.42	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to Laidlaw & Company (UK) Ltd.	S-1/A	4/10/2015	4.2

4.3	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.4	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.5	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

10.1	Office Lease, dated May 25, 2018, by and between Viking Therapeutics, Inc. and Kilroy Realty, L.P.

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 2013, 2014, 2015, 2016 and 2017, and the Six Months Ended June 30, 2018.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2017 to June 30, 2018, (iv) Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: August 9, 2018	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)