Form 10-Q
period 2018-09-30
Viking Therapeutics, Inc.
filed 2018-11-07
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 31, 2018
Common stock, $0.00001 par value	71,459,857

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,506	$8,988
Short-term investments – available for sale	134,656	11,587
Prepaid clinical trial and preclinical study costs	1,847	887
Prepaid expenses and other current assets	607	389
Total current assets	306,616	21,851
Deferred public offering and other financing costs	180	270
Total assets	$306,796	$22,121
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,215	$1,529
Other accrued liabilities	3,528	2,257
Accrued interest, current	—	22
Convertible notes payable, current (net of discount of $0 and $404 at September 30, 2018 and December 31, 2017, respectively)	—	3,451
Debt conversion feature liability, current	—	1,398
Total current liabilities	4,743	8,657
Total liabilities	4,743	8,657
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2018 and December 31, 2017; 71,284,604 and 35,817,104 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	399,847	94,339
Accumulated deficit	(97,678)	(80,855)
Accumulated other comprehensive loss	(117)	(20)
Total stockholders’ equity	302,053	13,464
Total liabilities and stockholders’ equity	$306,796	$22,121

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,687	3,465	13,951	10,708
General and administrative	1,707	1,227	5,173	3,935
Total operating expenses	7,394	4,692	19,124	14,643
Loss from operations	(7,394)	(4,692)	(19,124)	(14,643)
Other income (expense):
Change in fair value of debt conversion feature liability	—	(1,136)	1,398	(288)
Amortization of debt discount	—	(256)	(404)	(1,024)
Amortization of financing costs	(30)	(17)	(90)	(537)
Interest income (expense), net	824	2	1,397	(1)
Total other income (expense), net	794	(1,407)	2,301	(1,850)
Net loss	(6,600)	(6,099)	(16,823)	(16,493)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	30	2	(97)	3
Comprehensive loss	$(6,570)	$(6,097)	$(16,920)	$(16,490)
Basic and diluted net loss per common share	$(0.11)	$(0.22)	$(0.32)	$(0.67)
Weighted-average shares used to compute basic and diluted net loss per share	61,232	27,470	52,943	24,666

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2018	60,652,794	$1	$231,587	$(91,078)	$(147)	$140,363
Employee stock-based compensation	(205)	—	747	—	—	747
Issuance of common stock under employee stock plans	21,604	—	157	—	—	157
Issuance of common stock from warrant exercises	1,110,411	—	2,342	—	—	2,342
Sale of common stock, net of issuance costs	9,500,000	—	165,014	—	—	165,014
Unrealized gain (loss) on investments	—	—	—	—	30	30
Net loss	—	—	—	(6,600)	—	(6,600)
Balance at September 30, 2018	71,284,604	$1	$399,847	$(97,678)	$(117)	$302,053

	Nine-Month Period Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	35,817,104	$—	$94,339	$(80,855)	$(20)	$13,464
Employee stock-based compensation	(22,546)	—	1,890	—	—	1,890
Issuance of common stock under employee stock plans	257,289	—	470	—	—	470
Issuance of common stock from warrant exercises	4,457,757	—	7,167	—	—	7,167
Sale of common stock, net of issuance costs	30,775,000	1	295,981	—	—	295,982
Unrealized gain (loss) on investments	—	—	—	—	(97)	(97)
Net loss	—	—	—	(16,823)	—	(16,823)
Balance at September 30, 2018	71,284,604	$1	$399,847	$(97,678)	$(117)	$302,053

	Three-Month Period Ended September 30, 2017
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2017	27,697,284	$—	$77,265	$(70,671)	$(6)	$6,588
Employee stock-based compensation	(219)	—	344	—	—	344
Issuance of common stock under employee stock plans	500	—	—	—	—	—
Sale of common stock, net of issuance costs	801,282	—	1,391	—	—	1,391
Unrealized gain (loss) on investments	—	—	—	—	2	2
Net loss	—	—	—	(6,099)	—	(6,099)
Balance at September 30, 2017	28,498,847	$—	$79,000	$(76,770)	$(4)	$2,226

	Nine-Month Period Ended September 30, 2017
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2016	20,823,873	$—	$68,327	$(60,277)	$(7)	$8,043
Employee stock-based compensation	(10,655)	—	1,073	—	—	1,073
Issuance of common stock under employee stock plans	33,012	—	20	—	—	20
Sale of common stock, net of issuance costs	7,652,617	—	9,580	—	—	9,580
Unrealized gain (loss) on investments	—	—	—	—	3	3
Net loss	—	—	—	(16,493)	—	(16,493)
Balance at September 30, 2017	28,498,847	$—	$79,000	$(76,770)	$(4)	$2,226

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(16,823)	$(16,493)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	404	1,024
Amortization of investment premiums	144	79
Amortization of financing costs	90	537
Amortization of non-cash clinical trial costs	541	648
Change in fair value of debt conversion feature liability	(1,398)	288
Stock-based compensation	1,991	1,088
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,823)	299
Accounts payable	(333)	232
Accrued expenses	1,131	1,487
Net cash used in operating activities	(16,076)	(10,811)
Cash flows from investing activities
Purchases of investments	(167,290)	(13,106)
Proceeds from maturities of investments	43,952	15,772
Net cash (used in) provided by investing activities	(123,338)	2,666
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	296,607	7,832
Public offering and financing costs	(482)	(124)
Repayment of convertible notes payable	(3,833)	(77)
Value of shares withheld related to employee tax withholding	(101)	(14)
Proceeds from warrant and option exercises and stock issuance under employee stock purchase plan	7,741	20
Net cash provided by financing activities	299,932	7,637
Net increase in cash and cash equivalents	160,518	(508)
Cash and cash equivalents beginning of period	8,988	3,076
Cash and cash equivalents end of period	$169,506	$2,568

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81	$123

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$—	$1,800
Unpaid deferred public offering and other financing costs	$283	$220
Shares issued as commitment fee in connection with Lincoln Park Agreement	$—	$180

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of September 30, 2018, statements of operations for the three and nine months ended September 30, 2018 and 2017, statements of stockholders’ equity for the three and nine months ended September 30, 2018 and 2017 and statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 7, 2018. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, the statements of stockholders’ equity for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The December 31, 2017 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09, which have the same effective date and transition date of January 1, 2018:

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company expects that the adoption of ASU 2016-02 will result in the recognition of material right-of-use assets and liabilities in its balance sheet related to its San Diego facilities lease (See Note 8), but it is not expected to have a material effect on its statements of operations.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(6,600)	$(6,099)	$(16,823)	$(16,493)

Denominator:
Weighted-average common shares outstanding	61,414,775	27,714,880	53,154,530	24,939,198
Less: Weighted-average shares subject to repurchase	(183,095)	(245,096)	(211,257)	(273,257)
Denominator for basic net loss per share	61,231,680	27,469,784	52,943,273	24,665,941

Net loss per share:
Basic and diluted	$(0.11)	$(0.22)	$(0.32)	$(0.67)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2018	2017
Common stock warrants	6,744,779	12,479,837
Restricted stock units	138,125	56,250
Common stock subject to repurchase	183,095	245,096
Common stock options	2,014,047	1,589,894
Shares issuable upon conversion of debt	—	2,941,206
	9,080,046	17,312,283

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2018 and December 31, 2017, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017.

Investments classified as available-for-sale as of September 30, 2018 consisted of the following (in thousands):

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$3,458	$—	$—	$3,458
Corporate debt securities (2)	131,314	—	(116)	131,198
	$134,772	$—	$(116)	$134,656

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2018, there were three securities in an unrealized gain position and there were 111 securities in an unrealized loss position. These unrealized losses were less than $10,000 individually and $116,000 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At September 30, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $7.5 million of these securities were scheduled to mature outside of one year at the time of purchase.

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

As of September 30, 2018 and December 31, 2017, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs as of December 31, 2017. There was no similar financial liability as of September 30, 2018.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2018, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$161,199	$161,199	$—	$—
Commercial paper, available-for-sale	2,990	—	2,990	—
Corporate debt securities, available-for-sale	4,074	—	4,074	—
Short-term investments
Commercial paper, available-for-sale	3,458	—	3,458	—
Corporate debt securities, available-for-sale	131,198	—	131,198	—
Total financial assets	$302,919	$161,199	$141,720	$—

		Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$6,361	$6,361	$—	$—
Corporate debt securities, available-for-sale	1,244	—	1,244	—
Short-term investments
Certificates of deposit, available-for-sale	249	—	249	—
Corporate debt securities, available-for-sale	11,338	—	11,338	—
Total financial assets	$19,192	$6,361	$12,831	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$1,398	$—	$—	$1,398
Total financial liabilities	$1,398	$—	$—	$1,398

The table below presents a summary of changes in the Company’s debt conversion feature liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Debt conversion feature:
Beginning balance	$—	$894	$1,398	$731
Adjustments resulting from modification of debt	—	—	—	$1,011
Adjustments resulting from changes in fair value recognized in earnings	—	1,136	(1,398)	288
Ending balance	$—	$2,030	$—	$2,030

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

4.	Convertible Notes Payable

Convertible notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017, and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$—	$1,917
Conversion payoff value	—	1,938
Discount on notes payable, current	—	(404)
Convertible notes payable, current (net of discount)	$—	$3,451

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

On May 21, 2018, the Company repaid the entire remaining balance of $3.9 million due on the Ligand Note in cash.  During the three and nine months ended September 30, 2018, the Company recorded $0 and $38,000 of interest expense, respectively, $0 and $404,000 of amortization of debt discount, respectively, and $0 and $1.4 million as other income related to the decrease in the fair value of the debt conversion feature liability, respectively.

During the three and nine months ended September 30, 2017, the Company recorded $24,000 and $73,000 of interest expense, respectively, $256,000 and $1.0 million of amortization of debt discount, respectively, and an expense of  $1.1 million and $288,000 related to the increase in the fair value of the debt conversion feature liability, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares outstanding as of September 30, 2018 and December 31, 2017. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and nine months ended September 30, 2018 and 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1.8 million in study costs associated with certain clinical studies, including a planned proof-of-concept trial in patients with Glycogen Storage Disease type Ia.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1.8 million as a prepaid expense on the balance sheet.  During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $64,000 and $541,000, respectively, in clinical study costs related to the SPA with PoC. During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $249,000 and $648,000, respectively.  The remaining prepaid balance of $265,000 was recorded on the balance sheet as of September 30, 2018.

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

On September 28, 2017, the Company also entered a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”) the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No additional shares were issued during the three and nine months ended September 30, 2018.

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

On September 25, 2018, the Company completed an underwritten public offering of common stock (the “September 2018 Offering”) pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-226133), filed with the SEC on July 11, 2018 and declared effective on July 19, 2018.  In the September 2018 Offering, the Company sold 9,500,000 shares of the Company’s common stock at a public offering price of $18.50 per share. Upon the closing of the September 2018 Offering on September 25, 2018, the Company received net proceeds of $165.0 million, after deducting underwriting discounts, commissions and other offering expenses.

During the nine months ended September 30, 2018 and 2017, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 72,597 and 19,887 shares of its common stock to certain employees, respectively.

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through September 30, 2018, in accordance with the terms of the 2014 Plan, an additional 2,321,363 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 663,246 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP, respectively.

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

During the three and nine months ended September 30, 2018 and 2017, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock options	$447	$154	$1,018	$529
Restricted stock and restricted stock units	79	180	403	521
Employee stock purchase plan	224	10	570	38
Total stock-based compensation expense included in expenses	$750	$344	$1,991	$1,088
Stock-based compensation expense by line item:
Research and development expenses	$325	$85	$720	$302
General and administrative expenses	425	259	1,271	786
Total stock-based compensation expense included in expenses	$750	$344	$1,991	$1,088

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2018
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$2,378	2.59
Restricted stock and restricted stock units	$541	2.15

The following table is a summary of restricted stock activity during the nine months ended September 30, 2018:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	245,096	$2.53
Granted	—	$—
Vested	(62,001)	$9.49
Forfeited	—	$—
Unvested at September 30, 2018	183,095	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2018:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2017	46,250	$5.50
Granted	105,000	$5.34
Vested	(13,125)	$8.78
Forfeited	—	$—
Unvested September 30, 2018	138,125	$5.07

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,575,864	$2.68
Granted	628,500	$5.89
Exercised	(171,567)	$2.31		1,332,000
Cancelled	(18,750)	$1.91
Options outstanding at September 30, 2018	2,014,047	$3.72	8.29	27,584,000
Options exercisable at September 30, 2018	807,091	$3.99	7.60	10,836,000

The Company received $396,000 in cash proceeds from exercises of stock options during the nine months ended September 30, 2018.  There were no option exercises during the nine months ended September 30, 2017.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2018 was $4.11.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2018
Expected volatility	80.86%
Expected term (in years)	6.00
Risk-free interest rate	2.55%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase an aggregate of 82,500 shares of the Company’s common stock. The warrant was exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and expiring on April 28, 2020.  All 82,500 warrants were exercised during the three months ended September 30, 2018.  The warrant also provided for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant was to terminate on April 28, 2022.

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of September 30, 2018, warrants to purchase an aggregate of 4,899,384 shares were outstanding and 902,911 and 3,273,315 warrants were exercised during the three and nine months ended September 30, 2018, respectively.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. If a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  On January 16, 2018, the resale registration statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of September 30, 2018, warrants to purchase an aggregate of 885,395 shares were outstanding and 125,000 and 1,101,942 warrants were exercised during the three and nine months ended September 30, 2018, respectively.

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

Rent expense was $63,000 and $64,000 for the three months ended September 30, 2018 and 2017, respectively.  Rent expense was $189,000 and $185,000 for the nine months ended September 30, 2018 and 2017, respectively.

In September 2018, the Company renewed the Sublease for one additional month through October 31, 2018.  Future minimum payments pursuant to the Sublease are $22,000 in the aggregate through October 31, 2018, the remaining term of the Sublease.

Additionally, on May 25, 2018, the Company entered into an Office Lease (the “Lease”) with Kilroy Realty, L.P. (the “Landlord”). The Lease is for approximately 7,149 rentable square feet of space located at the Premises. The Premises will continue to be the Company’s corporate headquarters.

The Lease commenced on November 1, 2018 and will expire on January 31, 2022, unless terminated earlier in accordance with the terms of the Lease (the “Term”). Monthly base rent payments due under the Lease for the Premises will be $26,808.75, subject to annual increases of 3.0% during the term of the Lease. The Company is also responsible for certain other costs under the Lease, including electricity and utility expenses and certain repair and maintenance obligations.

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

As of September 30, 2018:
2018	$27
2019	270
2020	333
2021	343
2022	29
Total minimum lease payments	$1,002

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2018, and events which occurred subsequent to September 30, 2018, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Our lead clinical program’s drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. VK2809 belongs to a family of novel prodrugs which are cleaved in vivo to release potent thyromimetics. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation.

In September 2018, we announced top-line results from our 12-week, Phase 2 clinical trial of VK2809 in patients with non-alcoholic fatty liver disease, or NAFLD, and elevated low-density lipoprotein cholesterol, or LDL-C. The study successfully achieved its primary endpoint, with patients receiving VK2809 demonstrating statistically significant reductions in LDL-C compared with placebo.  In addition, the trial’s secondary endpoint was achieved, with VK2809-treated patients experiencing statistically significant reductions in liver fat content compared with placebo.  VK2809 demonstrated encouraging safety and tolerability in this study, with no serious adverse events, or SAEs, reported.

The Phase 2 study was a randomized, double-blind, placebo-controlled, parallel-group study designed to evaluate the efficacy, safety and tolerability of VK2809 in patients with elevated LDL-C and NAFLD.  Patients were randomized to receive placebo (n = 14), 10 mg VK2809 dosed every other day (QOD, n = 15) or 10 mg VK2809 dosed daily (QD, n = 16) for 12 weeks followed by a four-week off-drug phase.  The trial’s primary endpoint assessed the effect of VK2809 treatment on LDL-C after 12 weeks compared to placebo.  The secondary endpoint evaluated changes in liver fat content by MRI-PDFF in patients with a valid baseline and post-baseline MRI.

In October 2017, we announced positive final results from an eight-week study of VK2809 in an in vivo model of non alcoholic steatohepatitis, or NASH. Treatment with VK2809 resulted in: (1) statistically significant reductions in several key measures of steatosis, including liver triglyceride content and total liver lipid content, (2) fibrotic activity, including total liver fibrosis, type I collagen and hydroxyproline, relative to vehicle controls, and (3) statistically significant changes in the expression of key genes associated with NASH development and progression, relative to vehicle control, suggesting improved lipid and cholesterol metabolism, improved lipid metabolism and insulin sensitivity and reduced fibrotic activity.

In February 2017, we announced that we commenced efforts to utilize VK2809 to potentially help patients who suffer from Glycogen Storage Disease type Ia, or GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase, or G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Approximately 2,000 patients in the U.S. suffer from GSD Ia. We have conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. We had been working towards initiating a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia later this year, however, given the positive read out of VK2809 in a Phase 2 study in patients with NAFLD and elevated LDL-C in September, we have decided to focus our efforts more closely on the development of VK2809 for NASH, and therefore we plan to defer additional clinical work in GSD-1a.

Our second clinical program’s lead drug candidate, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. A SARM is designed to selectively interact with a subset of receptors that have a normal physiologic role of interacting with naturally-occurring hormones called androgens. Broad activation of androgen receptors with drugs, such as exogenous testosterone, can stimulate muscle growth and improve bone mineral density, but often results in unwanted side effects such as prostate growth, hair growth and acne. VK5211 is expected to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue, potentially accelerating rehabilitation and improving patient outcomes. VK5211 is also expected to have improved safety, tolerability and patient acceptance relative to testosterone. We believe that VK5211 may also have potential benefits to patients suffering from muscle loss in other settings, such as joint replacements or muscle wasting disorders.

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

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß, for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain ongoing toxicology studies, we expect to file an IND to initiate a proof-of-concept study in patients with X-ALD in 2019.

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

On September 20, 2018, we completed an underwritten public offering of common stock, or the September 2018 Offering, pursuant to a universal shelf Registration Statement on Form S-3 (File No. 333-226133) that was filed with the SEC on July 11, 2018 and declared effective on July 19, 2018. In the September 2018 Offering, we sold 9,500,000 shares of our common stock at a public offering price of $18.50 per share. Upon the closing of the September 2018 Offering, we received net proceeds of $165.0 million, after deducting underwriting discounts, commissions and other offering expenses.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK5211, and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK2809, VK5211, and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License

Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on March 7, 2018.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2017, we charged $13.7 million to research and development expense as we continued our efforts in conducting Phase 2 clinical trials for VK2809 and VK5211 and performed additional in vivo studies for VK2809 and VK0214.  During the three and nine months ended September 30, 2018, we charged $5.7 million and $14.0 million, respectively, to research and development expense related to our continued efforts in conducting Phase 2 clinical trials for VK2809 and VK5211, and conducting certain toxicology studies. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts related to our VK2809, VK5211 and VK0214 programs and seek to advance our additional programs.

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

Other Expense

Through May 21, 2018, other expense includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note, or Ligand Note, issued pursuant to the Loan and Security Agreement with Ligand, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. After May 21, 2018, other expense includes only interest income earned from our cash, cash equivalents and short-term investments as the Ligand Note and related interest were paid in full on May 21, 2018.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
Research and development expenses	$5,687	$3,465	$2,222	64.1%

The increase in research and development expenses during the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to increases in expenses of $991,000 related to the manufacturing of certain of our drug candidates, $902,000 related to certain pre-clinical study efforts, $330,000 related to services provided by certain third party consultants, and $240,000 in stock-based compensation expense, offset by a decrease of $334,000 primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
General and administrative expenses	$1,707	$1,227	$480	39.1%

The increase in general and administrative expenses during the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to increases in stock-based compensation expense of $166,000, salary and benefits related expenses of $112,000, professional services fees of $64,000, insurance expense of $39,000, legal and patent expenses of $55,000 and franchise tax expense of $33,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2018 and 2017 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
Other income (expense)	$794	$(1,407)	$2,201	156.4%

Other income (expense) recognized during the three months ended September 30, 2018 consisted primarily of interest income of $824,000, offset by $30,000 of expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the three months ended September 30, 2017 consisted primarily of an expense of $1.1 million related to the change in fair value of the Ligand Note’s conversion feature, $256,000 of expense related to the amortization of the Ligand Note discount, $24,000 of interest expense related to the Ligand Note and $18,000 of expense relating to the amortization of financing costs relating to the Distribution Agreement with Maxim.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2018 and 2017 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
Research and development expenses	$13,951	$10,708	$3,243	30.3%

The increase in research and development expenses during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to increases in expenses of $2.5 million related to certain pre-clinical study efforts, $777,000 related to services provided by certain third party consultants, $418,000 in stock-based compensation expense and $140,000 primarily related to the manufacturing of certain of our drug candidates, offset by a decrease of $599,000 primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
General and administrative expenses	$5,173	$3,935	$1,238	31.5%

The increase in general and administrative expenses during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to increases in stock-based compensation expense of $485,000, salary and benefits related expenses of $365,000, professional services fees of $64,000, insurance expense of $66,000, legal and patent expenses of $97,000, and franchise tax expense of $97,000.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2018 and 2017 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
Other income (expense)	$2,301	$(1,850)	$4,151	224.4%

Other income (expense) recognized during the nine months ended September 30, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $1.4 million, offset by $404,000 of expense related to the amortization of the Ligand Note discount, $38,000 of interest expense related to the Ligand Note and $90,000 of expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the nine months ended September 30, 2017 consisted primarily of an expense of $1.0 million related to the amortization of the Ligand Note discount, $537,000 related to the amortization of financing costs, $288,000 related to the change in fair value of the Ligand Note’s conversion feature and $73,000 of interest expense related to the Ligand Note, offset by income of $72,000 of interest income on investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2018, we had cash, cash equivalents and short term investments of $304.2 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2019, which is more than one year after the date of our filing this Form 10-Q.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2809, VK5211 and VK0214 efforts and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On April 27, 2016, the underwriters for the Offering exercised their over-allotment option to purchase 1,125,000 shares of our common stock at a public offering price of $1.24 per share.  On April 29, 2016, we sold the 1,125,000 shares to the underwriters pursuant to the over-allotment option and received additional net proceeds of $1.3 million, after deducting underwriting discounts, commissions and other offering expenses of $111,600. Through September 30, 2018, we have received $5.6 million in proceeds related to the exercise of the warrants that were issued in the Offering.

On June 14, 2017, we entered into a securities purchase agreement with certain accredited investors, or the Purchasers, pursuant to which we issued and sold an aggregate of 3,749,783 shares of our common stock in a registered direct offering, or the Registered Direct Offering. The shares were offered by us pursuant to the Shelf Registration Statement.  In a concurrent private placement, we also agreed, pursuant to the securities purchase agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock for each share of common stock purchased by a Purchaser in the Registered Direct Offering. The exercise price of the warrants is $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. The combined purchase price for one share and one warrant to purchase 0.75 shares of common stock in these offerings was $1.15. The closing of the offerings occurred on June 19, 2017. The aggregate net proceeds from the offerings, after deducting the placement agents’ fees and other offering expenses, were $3.9 million. Through September 30, 2018, we have received $1.4 million in proceeds related to the exercise of the warrants that were issued as a part of this private placement.

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

On July 11, 2018, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133), or the New Shelf Registration Statement, to replace the Shelf Registration Statement, which was fully exhausted following the completion of the June 2018 Offering. The New Shelf Registration Statement initially provided us with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the New Shelf Registration Statement. The New Shelf Registration Statement was declared effective by the SEC on July 19, 2018.

On September 20, 2018, we completed the September 2018 Offering pursuant to the New Shelf Registration Statement. In the September 2018 Offering, we sold 9,500,000 shares of our common stock at a public offering price of $18.50 per share of common stock. Upon the closing of the September 2018 Offering, we received net proceeds of $165.0 million, after deducting underwriting discounts, commissions and other offering expenses.

Pursuant to the New Shelf Registration Statement, we may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(16,076)	$(10,811)
Cash (used in) provided by investing activities	$(123,338)	$2,666
Cash provided by financing activities	$299,932	$7,637

Cash Used in Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities of $16.1 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, amortization of non-cash clinical trial costs, stock-based compensation and a decrease in the fair value of the debt conversion feature liability for the Ligand Note as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and accrued expenses.

During the nine months ended September 30, 2017, cash used in operating activities of $10.8 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of increases in accounts payable, accrued expenses and prepaid expenses, offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note.

Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities of $123.3 million resulted primarily from the purchase of investments of $167.3 million, offset by proceeds of sales and maturities of investments of $44.0 million.

During the nine months ended September 30, 2017, cash provided by investing activities of $2.7 million resulted primarily from the proceeds of sales and maturities of investments of $15.8 million, offset by the purchase of investments of $13.1 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $299.9 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $165.2 million, $72.6 million and $58.8 million in the September 2018 Offering, June 2018 Offering and February 2018 Offering, respectively, proceeds from certain warrant exercises of $7.3 million and proceeds from certain stock option exercises and employee stock purchases of $470,000, offset by the repayment of the Ligand Note of $3.8 million and payments of certain deferred offering and financing costs of $482,000.

During the nine months ended September 30, 2017, cash provided by financing activities was $7.6 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $7.8 million, offset by $124,000 in payments of certain deferred offering and financing costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. We were incorporated in, and have been conducting operations since, September 2012. Our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the erythropoietin receptor, or EPOR, and diacylglycerol acyltransferase-1, or DGAT-1, programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of September 30, 2018, we had an accumulated deficit of $97.7 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK2809, VK5211, VK0214, VK0612 and preclinical programs for anemia and metabolic disorders. Selective androgen receptor modulators, or SARMs, such as VK5211, are key compounds used by us in the development and commercialization of our drug candidates. Most of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2809, VK5211, VK0214, VK0612 and our earlier-stage assets, the EPOR and DGAT-1 programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2809, VK5211, VK0214, VK0612 and our earlier-stage assets, the EPOR and DGAT-1 programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. In September 2018, we reported positive top-line results from a Phase 2 clinical trial for VK2809.  In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2809 or VK5211 will be repeated for our other drug candidates or lead to other positive outcomes.

We are also currently conducting certain preclinical studies for VK2809 and VK0214. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we do not currently possess the resources necessary to independently develop and commercialize our drug candidates, including our core metabolic and endocrine disease assets, VK2809, VK5211, VK0214, VK0612 and our earlier-stage assets, the EPOR and DGAT-1 programs, or any other drug candidates that we may develop, we may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect our business, financial condition and results of operations.

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

* Given our lack of current cash inflows, it is expected that we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2018, we had cash, cash equivalents and investments totaling $304.2 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our drug candidates until we or our collaborators receive approval of a new drug application, or an NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. For example, the FDA has released draft guidance regarding clinical trials for drug candidates treating diabetes that may result in more stringent requirements for the clinical trials and regulatory approval of such drug candidates. This and any future guidance that may result from recent FDA advisory panel discussions on the topic of diabetes, NASH and other metabolic indications, may make it more expensive to develop and commercialize such drug candidates for such indications. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new drug candidates for diabetes. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, selonsertib, GS-0976 and GS-9674 from Gilead Sciences, Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., GR-MD-02 from Galectin Therapeutics Inc., emricasan from Conatus Pharmaceuticals Inc., tropifexor from Novartis Pharmaceuticals Corporation, MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), BMS-986036 from Bristol-Myers Squibb, NGM282 from NGM Biopharmaceuticals, Inc., IMM-124E from Immuron Ltd., and MGL-3196 from Madrigal Pharmaceuticals, Inc. In addition, we are aware of active programs at Enanta Pharmaceuticals, Novo Nordisk A/S, Inventiva S.A., Sanofi, Pfizer Inc., Boehringer Ingelheim International GmbH, Nitto Denko Corporation, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics, Dicerna Pharmaceuticals, Inc., and AstraZeneca plc.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Novartis AG and Morphosys AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Helsinn Group, F. Hoffman – La Roche and GlaxoSmithKline plc. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. High-dose biotin is under investigation for the treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Vertex Pharmaceuticals, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L. bluebird bio, Inc., Orpheris, Inc., Magenta Therapeutics, Inc., ReceptoPharm, Inc. and NeuroVia, Inc., which may be competitive with VK0214, if approved.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. While we received orphan drug designation from the FDA for VK0214 for the treatment X-ALD in December 2016, we, or any future collaborators, may not be granted orphan drug designations for our product candidates in the U.S. or in other jurisdictions.

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

We may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future drug candidates. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when, we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our drug candidates that are ultimately approved for commercialization. If regulatory sanctions are applied or if regulatory approval is withdrawn, our business, financial condition and results of operations will be adversely affected. Additionally, if we are unable to generate revenues from product sales, our potential for achieving profitability will be diminished and our need to raise capital to fund our operations will increase.

*If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our drug candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2018, we had thirteen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2018, we owned or co-owned seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of September 30, 2018, for each of VK2809 and VK0214, we in-licensed one patent and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed five PCT applications.  As of September 30, 2018, we also owned one U.S. provisional application directed to VK2809.  We also in-licensed one additional PCT application and one additional U.S. application directed to VK0214 as of September 30, 2018. For VK5211, as of September 30, 2018, we in-licensed seven patents in the U.S. and several other patents in certain foreign jurisdictions.  For VK0612, as of September 30, 2018, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2018, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2018, our executive officers, directors and 5% or greater stockholders beneficially owned 23.2% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

*Ligand is one of our largest stockholders, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

As of September 30, 2018, Ligand and its affiliates beneficially owned approximately 10.4% of our outstanding common stock.  Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) December 31, 2020 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

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

On September 25, 2018, we closed an underwritten public offering of 9,500,000 shares of our common stock, or the September 2018 Offering, at a public offering price of $18.50 per share, for net proceeds of $165.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

*Our ability to use our net operating loss carryforwards may be subject to certain limitations.

At December 31, 2017, we had net operating loss carryforwards of approximately $17.8 million for federal and $17.4 million for state tax purposes, both of which will begin to expire in 2032. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,”

Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us.  We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $17.8 million federal and $17.4 million state tax net operating loss carryforwards are available for utilization as of December 31, 2017.  We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of the June 2018 Offering and September 2018 Offering, respectively, and determined at each date, that there was no deemed ownership change.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended September 30, 2018:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—		—	—	—
August 1, 2018 - August 31, 2018	205	(1)	$10.25	—	—
September 1, 2018 - September 30, 2018	—		—	—	—
Total	205		$10.25	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

10.1	Extension of Term and Amendment of Sublease, dated September 30, 2018, by and between Viking Therapeutics, Inc. and Fish & Richardson P.C.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2018 and 2017, (iv) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: November 7, 2018	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)