Form 10-K
period 2018-12-31
Viking Therapeutics, Inc.
filed 2019-03-13
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 29, 2018 (the last trading day of the registrant’s second fiscal quarter of 2018), was

$500,008,228. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2019 was 71,986,022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our lead clinical program’s drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In September 2018, we announced top-line results from a 12-week, Phase 2 clinical trial of VK2809 in patients with non-alcoholic fatty liver disease, or NAFLD, and elevated low-density lipoprotein cholesterol, or LDL-C. The study successfully achieved its primary endpoint, with patients receiving VK2809 demonstrating statistically significant reductions in LDL-C compared with placebo.  In addition, the trial’s secondary endpoint was achieved, with VK2809-treated patients experiencing statistically significant reductions in liver fat content compared with placebo.  VK2809 demonstrated encouraging safety and tolerability in this study, with no serious adverse events, or SAEs, reported.

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

We currently plan to initiate a clinical trial of VK2809 in biopsy-confirmed non-alcoholic steatohepatitis, or NASH, in 2019.

Our second clinical program’s lead drug candidate, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery.  Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo.  The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo.  VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported.

Our current intent is to pursue partnering or licensing opportunities prior to conducting additional clinical studies.

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

Our Product Pipeline

The following table highlights our product pipeline:

Key: TRß, thyroid receptor beta; NASH, nonalcoholic steatohepatitis; SARM, selective androgen receptor modulator; X-ALD, X-linked adrenoleukodystrophy.

We also have three additional programs targeting metabolic diseases and anemia. The most advanced is VK0612, a first-in-class, orally available Phase 2b-ready drug candidate for type 2 diabetes. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. Our preclinical programs are focused on developing inhibitors of diacylglycerol acyltransferase-1, or DGAT-1, for the potential treatment of obesity and dyslipidemia and on identifying orally available erythropoietin, or EPO, receptor, or EPOR, agonists for the potential treatment of anemia.

Novel Selective Thyroid Hormone Receptor-ß, or TRß, Agonists for Metabolic Disorders and Adrenoleukodystrophy

Summary Overview

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

VK2809 in NAFLD

In September 2018, we announced top-line results from our 12-week, Phase 2 clinical trial of our lead clinical program’s drug candidate, VK2809, in patients with NAFLD and elevated low-density lipoprotein cholesterol, or LDL-C. The study successfully achieved its primary endpoint, with patients receiving VK2809 demonstrating statistically significant reductions in LDL-C compared with placebo.  In addition, the trial’s secondary endpoint was achieved, with VK2809-treated patients experiencing statistically significant reductions in liver fat content compared with placebo.  VK2809 demonstrated encouraging safety and tolerability in this study, with no SAEs reported.

Top-line study results from the Phase 2 clinical trial include:

Reduction in LDL-C

Patients receiving VK2809 demonstrated statistically significant reductions in LDL-C of 20% or more, compared with placebo-treated patients.  In addition, VK2809-treated patients demonstrated statistically significant improvements in other lipids, including atherogenic proteins apolipoprotein B and lipoprotein (a).

Reduction in Liver Fat Content

Patients receiving VK2809 experienced statistically significant reductions in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, or MRI-PDFF, relative to placebo after 12 weeks of treatment.

	VK2809 10 mg QOD	VK2809 10 mg QD	VK2809 combined	Placebo
Median relative change in liver fat by MRI-PDFF	-56.5% (p<0.01)	-59.7% (p<0.01)	-58.1% (p<0.01)	-8.9%
Percentage of patients experiencing ≥ 30% reduction in liver fat	76.9% (p=0.012)	90.9% (p<0.01)	83.3% (p<0.01)	18.2%

Safety and Tolerability

No SAEs were reported among patients receiving VK2809 or placebo. Mean alanine aminotransferase, or ALT, levels among patients receiving VK2809 were reduced relative to those of patients receiving placebo.  Among patients with elevated baseline ALT levels, those receiving VK2809 also demonstrated reduction relative to placebo.  There were no clinically or numerically meaningful differences in direct bilirubin, indirect bilirubin, alkaline phosphatase or international normalized ration between patients treated with VK2809 or placebo.  In addition, no meaningful changes to the thyroid hormone axis were observed among VK2809-treated patients compared with placebo-treated patients.

VK2809 Summary Characteristics

VK2809 has been evaluated in one Phase 2 clinical trial and two Phase 1 clinical trials. Based on these clinical and additional preclinical data, we believe VK2809 has the following important characteristics that may benefit patients with metabolic or lipid disorders:

•

Broader efficacy: Current Phase 2 and Phase 1 data suggest VK2809 could reduce liver fat, plasma LDL-C, triglyceride and atherogenic protein levels by greater amounts than existing oral therapies. Such broad and potent lipid lowering-activity may be particularly desirable for NASH patients with hypercholesterolemia or dyslipidemia, or among patients with risk factors such as chronic kidney disease.

•

Encouraging safety profile: VK2809 has demonstrated encouraging safety to date in over 150 subjects. No drug related serious adverse events were observed. In addition, no cardiovascular abnormalities were reported, in-line with the expected high tissue and receptor selectivity for VK2809.

•	Encouraging tolerability: VK2809 has been well-tolerated at and above doses that we are currently administrating and plan to administer in future clinical trials.

•

Novel mechanism of action: Based on its selective thyroid receptor targeting mechanism of action, we believe VK2809 has the potential to lower plasma and liver lipid levels in a manner complementary to existing agents such as statins. In particular, based upon the Phase 2 study results, we believe the unique liver-targeting properties of VK2809 impart a robust lipid lowering effect within hepatic tissue, with potential therapeutic applications in fatty liver diseases such as NASH.

•

Combinability: VK2809’s novel mechanism of action is expected to allow combinability with many existing therapies, leading to enhanced efficacy and potentially delaying transition to subsequent therapies.

•	Once-daily convenience: Clinical data suggest that VK2809 has the potential to lower plasma lipid levels in NASH or hypercholesterolemia patients as a once-daily oral therapy.

Phase 1 Clinical Data for VK2809

VK2809 has also been evaluated in two Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated patients was similar to placebo-treated patients. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride, or TG, levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted TG levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts.

Additional Indications for VK2809:

NASH and Hypercholesterolemia

Given the results of the Phase 2 clinical trial of VK2809 in patients with NAFLD and elevated LDL-C as compared to placebo, we are in the process of preparing for the next clinical steps with VK2809, which we anticipate will involve a study in patients with biopsy-confirmed NASH. We plan to file an IND and initiate the next clinical study in 2019.

In the U.S., the number of patients with dyslipidemia was estimated to be greater than 100 million in 2013. In the U.S., 33.5% of adults, or 71.0 million people, have high LDL-C. NASH is a growing epidemic in the U.S., and is quickly becoming a leading cause of cirrhosis and liver failure. It is estimated that NASH affects 2% to 5% of Americans, or 6.0 to 15.0 million people. As a result, we believe the global market opportunity for VK2809 in NASH or hypercholesterolemia exceeds $1.0 billion.

Glycogen Storage Disease type Ia

In addition, in February 2017, we announced that we commenced efforts to utilize VK2809 to potentially help patients who suffer from GSD Ia.  GSD Ia is a rare, orphan genetic disease caused by a deficiency of glucose-6-phosphatase, or G6PC, an enzyme responsible for the liver’s production of free glucose from glycogen and gluconeogenesis.  Approximately 2,000 patients in the U.S. suffer from GSD Ia. We have conducted a proof-of-concept study utilizing VK2809 in an in vivo model of GSD Ia. Data demonstrated that treatment with VK2809 led to statistically significant reductions in key metabolic markers of GSD Ia. VK2809’s potential to rapidly reduce hepatic triglyceride levels, as demonstrated in this initial evaluation in a GSD Ia model, provides support for the continued investigation of the compound in this indication. We had been working towards initiating a Phase 1 human proof-of-concept clinical trial to evaluate VK2809 in patients with GSD Ia during 2018, however, given the positive read out of VK2809 in the Phase 2 study in patients with NAFLD and elevated LDL-C in September, we have decided to focus our efforts more closely on the development of VK2809 for NASH, and therefore we have deferred additional clinical work in GSD Ia.

VK0214 in X-linked Adrenoleukodystrophy

We are developing VK0214 for X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. X-ALD is caused by mutations in a peroxisomal transporter of VLCFA known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. TRß is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates

ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain toxicology studies, we expect to file an IND to conduct a proof-of-concept study in patients with X-ALD in 2019.

X-ALD is a rare, often fatal condition believed to occur with an incidence of approximately one in 17,000 births. X-ALD is caused by mutations in the gene encoding for ABCD1, which is located on the X chromosome. Men have one X chromosome, while women have two. Because of this, an inherited mutation in the ABCD1 gene is more likely to manifest in males relative to females. The ABCD1 protein plays a critical role in the transport of VLCFA into a cellular organelle called the peroxisome, where VLCFA metabolism and disposal occur. Without functional ABCD1, VLCFA accumulate in cells, including neural cells, where they can lead to membrane disruption and damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, adrenal dysfunction and other complications, including death. X-ALD is divided into various sub-segments, which are broadly characterized by the presence or absence of brain inflammation:

•

Cerebral adrenoleukodystrophy, or CALD: The most severe form of X-ALD is or CALD. CALD is characterized by a progressive inflammatory destruction of myelin, leading to severe loss of neurological function and eventual death. Approximately 35% to 40% of male X-ALD patients present with cerebral involvement at a younger age, between the ages of 5 and 12 years. However, up to 20% of male X-ALD patients develop cerebral involvement later in life, between the ages of 20 and 35 years. In male children affected by CALD, learning and behavioral problems are often the first clinical manifestations of disease. In the absence of intervention, patients affected by CALD typically experience rapid degeneration into vegetative state within 3 to 5 years, often resulting in death within 10 years of diagnosis.

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

VK5211: A Selective Androgen Receptor Modulator (SARM) for Hip Fracture

Our second clinical program’s lead drug candidate, VK5211, is an orally available, non-steroidal SARM in development for the treatment of patients recovering from non-elective hip fracture surgery. VK5211 is designed to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue with improved safety and tolerability. Tissue selectivity is critical in treating patients recovering from hip fracture. These patients experience elevated rates of metabolic breakdown of muscle tissue and loss of BMD. This results in a loss of muscle strength, an increased risk of additional fractures and increased mortality.

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

SARMs are a class of small molecules designed to elicit the benefits of androgens on tissues such as muscle and bone, without the undesirable effects on prostate and sebaceous glands, by selectively activating androgen receptors in certain tissues. We believe that, based on their robust activity on muscle and bone, SARMs can be used for the potential treatment of a number of diseases or disorders, including hip fracture, muscle wasting, osteoporosis, frailty and hormone deficiency in both men and women in cases where testosterone supplements or anabolic steroid treatments are ineffective or where the side effect profile is inappropriate

Clinical Data for VK5211

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

In a subsequent Phase 1 multiple ascending dose clinical trial, which commenced in 2010 and was completed in 2011, 76 healthy men in three cohorts were dosed daily with placebo, 0.1 mg, 0.3 mg or 1 mg of VK5211 for 21 days. The primary objective of the second Phase 1 clinical trial for VK5211 was to assess the safety and tolerability of escalating doses of VK5211 following repeated once-daily oral administration for 21 days in healthy men. Secondary objectives included a determination of the PK and PD of VK5211 following repeated once-daily oral administration for 21 days. Exploratory objectives included a determination of the effects of 21 days of treatment with VK5211 on lean body mass measured by dual energy X-ray absorptiometry scan, maximal voluntary strength measured by the one repetition maximum method, and stair climbing power. The average body mass index in all cohorts ranged from 24.6 kg/m2 to 27.0 kg/m2. In this clinical trial, subjects receiving 1 mg doses of VK5211 demonstrated a statistically significant 1.2 kilogram average increase in lean body mass. Positive, dose-dependent trends in strength and performance measurements were also observed. There were no significant changes or trends in fat mass across cohorts. VK5211 was shown to be safe and well tolerated, with a similar frequency of adverse events between the treated and placebo groups.  There were no drug-related serious adverse events.  In addition, there were no significant changes in hemoglobin, prostate-specific antigen, liver function tests or QT interval at any dose. VK5211 also displayed a favorable pharmacokinetic profile, without any changes in prostate-specific antigen.

In September 2015, we completed a Phase 1 clinical trial of VK5211 in 24 healthy male and female subjects aged 65 and over. Subjects received once-daily oral doses of VK5211 for seven days. The results of this study showed VK5211 to be safe and well-tolerated, with predictable pharmacokinetic properties.

VK5211 Summary Characteristics

Based on the Phase 2 study, the three Phase 1 studies, and additional preclinical data, we believe VK5211 has the following important characteristics that may suggest therapeutic benefits in patients recovering from hip fracture surgery:

•

Improvement in lean body mass: Clinical data to date suggest VK5211 rapidly stimulates the formation of LBM, an important property for the hip fracture recovery setting, where patients can lose up to 6% of lean body mass in the two months following injury.

•

Improvement in bone growth and density: VK5211 has demonstrated encouraging efficacy in a standard animal model of osteoporosis, demonstrating improved bone mineral content, density and strength. This may benefit patients following hip surgery, where loss of bone mineral density can exceed 12 times the background rate for patients with osteoporosis.

•	Encouraging tolerability: VK5211 has been well-tolerated at and above doses that we administered in our Phase 2 clinical trial.

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

Three Pipeline Programs Target Metabolic Disease with Large Unmet Medical Need

We have a pipeline with three additional programs targeting metabolic diseases and anemia. Our pipeline programs include VK0612, a first-in-class, orally available Phase 2b-ready drug candidate for type 2 diabetes. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. Our preclinical programs are focused on developing inhibitors of DGAT-1 for the potential treatment of obesity and dyslipidemia and on identifying orally available EPOR agonists for the potential treatment of anemia.

Fructose-1,6-bisphosphatase, or FBPase, Inhibitor Program

VK0612 is a first-in-class, orally available drug candidate for type 2 diabetes, one of the largest global healthcare challenges today. Preliminary clinical data suggest VK0612 has the potential to provide substantial glucose-lowering effects, with an attractive safety and convenience profile compared with existing type 2 diabetes therapies. VK0612 is a potent, selective inhibitor of FBPase an enzyme that plays an important role in endogenous glucose production, or the synthesis of glucose by the body. We believe the inhibition of FBPase provides an attractive approach to controlling blood glucose levels in patients with diabetes. VK0612 has demonstrated potent glucose lowering effects in diabetic animal models. Clinical trials have shown that VK0612 is safe, well-tolerated and leads to significant glucose-lowering effects in patients with type 2 diabetes.

DGAT-1 Inhibitor Program

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

EPOR Agonist Program

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, selonsertib, GS-0976 and GS-9674 from Gilead Sciences, Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., GR-MD-02 from Galectin Therapeutics Inc., emricasan from Conatus Pharmaceuticals Inc., tropifexor from Novartis Pharmaceuticals Corporation, MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), BMS-986036 from Bristol-Myers Squibb, NGM282 from NGM Biopharmaceuticals, Inc., IMM-124E from Immuron Ltd., and MGL-3196 from Madrigal Pharmaceuticals, Inc. In addition, we are aware of active programs at Enanta Pharmaceuticals, Novo Nordisk A/S, Inventiva S.A., Sanofi, Pfizer Inc., Boehringer Ingelheim International GmbH, Nitto Denko Corporation, Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics, Dicerna Pharmaceuticals, Inc. and AstraZeneca plc.

There are many therapies currently available and numerous others being developed for the treatment of hypercholesterolemia and dyslipidemia. If approved, VK2809 will face competition from therapies that are currently available and from therapies that may become available in the future. Generic statin therapies such as atorvastatin are widely prescribed for the initial treatment of hypercholesterolemia. Cholesterol absorption inhibitors such as Merck & Co., Inc.’s Zetia (ezetimibe), generic bile acid sequestrants such as coleselevam and generic fibrates such as fenofibrate are also prescribed for the treatment of hypercholesterolemia. Various combinations of these therapies are often prescribed for patients suffering from dyslipidemia. In addition, recently-approved antibody therapies targeting the proprotein convertase subtilisin/kexin type 9 gene are expected to be prescribed for patients whose LDL remains elevated despite treatment with existing cholesterol-lowering agents.

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

Manufacturing and Supply

We do not have any manufacturing facilities and do not intend to develop any manufacturing capabilities. We believe that we have sufficient supplies of drug substance to allow for completion of our planned clinical studies. Bulk active pharmaceutical ingredient, or API, and certain dosage forms are currently in storage in compliance with good manufacturing practices, or cGMP, requirements. We believe that a majority of the existing API will be suitable for formulation into clinical trial material. We also have identified multiple contract manufacturers to provide commercial supplies of the formulated drug candidates if they are approved for marketing. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with the regulatory requirements of the FDA and the European Medicines Agency, or EMA.

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK2809, VK5211 and VK0214, and conducting certain clinical trials and preclinical studies related to these programs. Each of our programs is based on small molecules licensed from Ligand pursuant to our Master License Agreement with Ligand, which we entered into on May 21, 2014.

Agreements with Ligand

Master License Agreement

On May 21, 2014, we entered into a Master License Agreement, as amended on each of September 6, 2014, April 8, 2015 and March 21, 2016, or the Master License Agreement, with Ligand pursuant to which, among other things, Ligand granted to us and our affiliates an exclusive, perpetual, irrevocable, worldwide, royalty-bearing right and license under (1) patents related to (a) our VK2809 and VK0214 programs and any other compounds comprised by specified TRß patents and any derivatives of such compounds, or TRß Compounds, (b) our VK5211 program and any other compounds comprised by specified SARM patents and derivatives of such compounds, or SARM Compounds, (c) our VK0612 program and any other compounds comprised by specified FBPase patents and derivatives of such compounds, or FBPase Compounds, (d) our DGAT-1 program and any other compounds comprised by specified DGAT-1 patents and derivatives of such compounds, or DGAT-1 Compounds, and (e) our EPOR program and any other compounds comprised by specified EPOR patents and derivatives of such compounds, or EPOR Compounds, and; (2) related know-how controlled by Ligand; and (3) physical quantities of TRß Compounds, SARM Compounds, FBPase Compounds, DGAT-1 Compounds and EPOR Compounds or, collectively, the Licensed Technology, to research, develop, manufacture, have manufactured, use and commercialize the Licensed Technology in and for all therapeutic and diagnostic uses in humans or animals. We have the right to sublicense these rights in certain circumstances. Pursuant to the terms of the Master License Agreement, we have the exclusive right and sole responsibility and decision-making authority for researching and developing any pharmaceutical products that contain or comprise one or any combination of a TRß Compound, SARM Compound, FBPase Compound, DGAT-1 Compound or EPOR Compound, or, collectively, the Licensed Products. We also have the exclusive right and sole responsibility and decision-making authority to conduct all clinical trials and preclinical studies that we believe are appropriate to obtain the regulatory approvals necessary for commercialization of the Licensed Products, and we will own and maintain all regulatory filings and all regulatory approvals for the Licensed Products. Additionally, pursuant to the terms of the Master License Agreement, we have the sole decision-making authority and responsibility and the exclusive right to commercialize any of the Licensed Products, either by ourselves or, in certain circumstances, through sublicensees selected by us. We also have the exclusive right to manufacture or have manufactured any Licensed Product ourselves or, in certain circumstances, through sublicensees or third parties selected by us. We will own any intellectual property that we develop in connection with the license granted under the Master License Agreement.

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

As further partial consideration for the grant of the rights and licenses to us by Ligand under the Master License Agreement, we have agreed to pay to Ligand certain one-time, non-refundable milestone payments in connection with Licensed Products containing (1) VK2809, VK0214 or any other TRß Compound, in an aggregate amount of up to $75.0 million per indication (for up to a total of three indications) upon the achievement of certain development and regulatory milestones and up to $150.0 million upon the achievement of certain sales milestones; (2) VK5211 or any other SARM Compound, in an aggregate amount of up to $85.0 million per indication (for up to a total of two indications) upon the achievement of certain development and regulatory milestones and up to $100.0 million upon the achievement of certain sales milestones; (3) VK0612 or any other FBPase Compound, in an aggregate amount of up to $60.0 million per indication (for up to a total of four indications) upon the achievement of certain development and regulatory milestones and up to $150.0 million upon the achievement of certain sales milestones; (4) any EPOR Compound, in an aggregate amount of up to $48.0 million per indication (for up to a total of three indications) upon the achievement of certain development and regulatory milestones and up to $50.0 million upon the achievement of certain sales milestones; and (5) any DGAT-1 Compound, in an aggregate amount of up to $78.0 million per indication (for up to a total of two indications) upon the achievement of certain development and regulatory milestones and up to $150.0 million upon the achievement of certain sales milestones. Additionally, we will pay to Ligand a one-time, non-refundable milestone payment of $2.5 million upon the occurrence of the first commercial sale of VK0612 or any other FBPase Compound by one of our sublicensees. We will also pay to Ligand royalties on aggregate annual worldwide net sales of Licensed Products by us, our affiliates and our sublicensees at tiered percentage rates in the following ranges based upon net sales: (a) low-to-middle single digit royalties upon sales of VK2809, VK0214 or any other TRß Compound,  (b) upper single digit royalties upon sales of VK5211 or any other SARM Compound, (c) upper single digit royalties upon sales of VK0612 or any other FBPase Compound, (d) low-to-middle single digit royalties upon sales of any DGAT-1 Compound, and (e) middle-to-upper single digit royalties upon sales of any EPOR Compound; in each case subject to reduction in certain circumstances.

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

Loan and Security Agreement

In connection with entering into the Master License Agreement, we entered into a Loan and Security Agreement with Ligand, dated May 21, 2014, as amended on April 8, 2015, January 22, 2016 and May 8, 2017, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. Pursuant to the Loan and Security Agreement, Ligand loaned us $2.5 million through December 31, 2014. Each of the loans was evidenced by a Secured Convertible Promissory Note, or the Ligand Note.

On April 13, 2016, we completed an underwritten public offering of our common stock and warrants to purchase shares of our common stock, or the Offering, resulting in net proceeds of $7.8 million, after deducting underwriting discounts, commissions and other offering expenses of $1.6 million.  The Offering triggered an obligation for us to repay a portion of the Ligand Note and we repaid $1.5 million of the Ligand Note with $300,000 in cash and $1.2 million paid in the form of 960,000 shares of our common stock, or the Ligand Shares, and a warrant to purchase up to 960,000 shares of our common stock, or the Ligand Warrant.  The Ligand Warrant has an exercise price of $1.50 per share of common stock, was immediately exercisable upon issuance and will expire on April 13, 2021.

On May 8, 2017, we entered into an amendment to the Loan and Security Agreement, which, (1) extended the maturity date of the loans from May 21, 2017 to May 21, 2018, and (2) provided that we were required to make a repayment in the amount of $200,000, which was paid on July 13, 2017.

On May 21, 2018, we repaid the entire remaining balance of $3.9 million due on the Ligand Note in cash.  During the period from January 1, 2018 through May 21, 2018, the repayment date, we recorded $38,000 of interest expense, $404,000 of amortization of debt discount and $1.4 million as other income related to the decrease in the fair value of the debt conversion feature liability.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.5 million for fiscal year 2019) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties effective in 2019 of between $11,463 and $22,927 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of February 28, 2019, are as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	32	5	U.S., Australia, Canada, China, Japan, Korea, Mexico, Brazil, India, Europe and PCT	2025-2039
VK5211 (SARM)	4	17	U.S., Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, Taiwan, and Venezuela	2025-2028
Other SARM	3	31	U.S., Canada, India, Japan, Korea, Mexico, Australia, China, New Zealand, Argentina, Brazil, Europe, and Israel	2017-2026
VK0612 (FBPase inhibitor)	11	7	U.S., China, Hong Kong, Japan, Korea, Australia, Canada, Mexico, India, New Zealand, and Europe	2019-2036
FBPase Inhibitor Combinations	0	2	U.S.	2019-2021
DGAT-1 Inhibitors	2	5	U.S. and Europe	2030
EPOR Inhibitors	5	9	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030-2031

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

Employees

As of February 28, 2019, we had fifteen full-time employees and three part-time employees, seven of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of December 31, 2018, we had an accumulated deficit of $102.9 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK2809, VK5211, VK0214, VK0612 and preclinical programs for metabolic disorders and anemia. Selective androgen receptor modulators, or SARMs, such as the one used in our VK5211 program, are key compounds used by us in the development and commercialization of our drug candidates. Most of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2809, VK5211, VK0214, VK0612 and our earlier-stage assets, the DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2809, VK5211, VK0214, VK0612 and our earlier-stage assets, the DGAT-1and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

We are also currently conducting certain preclinical studies for VK2809 and certain preclinical studies for VK0214 and expect to commence an additional Phase 2 study for VK2809 later this year. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we do not currently possess the resources necessary to independently develop and commercialize our drug candidates, including our core metabolic and endocrine disease assets, VK2809, VK5211, VK0214, VK0612 and our earlier-stage assets, the DGAT-1 and EPOR programs, or any other drug candidates that we may develop, we may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect our business, financial condition and results of operations.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2018, we had cash, cash equivalents and investments totaling $301.5 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

We intend to continue to use our technology, including our licensed technology, knowledge and expertise to develop novel drugs to address some of the world’s most widespread and costly chronic diseases. We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Current and future legislation may increase the difficulty and cost of commercializing our drug candidates and may affect the prices we may obtain if our drug candidates are approved for commercialization.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2018, we had thirteen full-time employees, four part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2018, we owned or co-owned forty-two patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of December 31, 2018, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed three PCT applications, two U.S. patent applications, and additional patent applications in certain foreign jurisdictions.  As of December 31, 2018, we also owned one U.S. provisional application directed to VK2809.  We also in-licensed one additional U.S. application and patent applications in certain foreign jurisdictions directed to VK0214 as of December 31, 2018. For VK5211, as of December 31, 2018, we in-licensed eight patents in the U.S. and several other patents in certain foreign jurisdictions.  For VK0612, as of December 31, 2018, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2018, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2018, our executive officers, directors and 5% or greater stockholders beneficially owned 40.2% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Ligand is one of our largest stockholders, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

As of December 31, 2018, Ligand and its affiliates beneficially owned approximately 10.3% of our outstanding common stock.  Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Our management is currently required to report on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

At December 31, 2018, we had approximately $23.3 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $5.5 million of which can be carried forward indefinitely.  We have $22.8 million of state net operating loss carryforwards that will begin to expire in 2034.  Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us.  We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $10.1 million federal and $10.1 million state tax net operating loss carryforwards are available for utilization as of December 31, 2018.  The full amounts of the $23.3 million federal and $22.8 million state tax net operating loss carryforwards will be available for utilization as of December 31, 2021.  We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of the June 2018 Offering and September 2018 Offering, respectively, and determined at each date that there was no deemed ownership change.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities consist of office space in San Diego, California.  We lease approximately 7,149 square feet of space for our headquarters in San Diego, California under an agreement that expires on January 31, 2022.  We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 28, 2019, there were approximately six stockholders of record of our common stock and one holder of record of our publicly traded warrants. Certain shares and warrants are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Issuer Repurchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2018:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2018 – October 31, 2018	—		—
November 1, 2018 – November 30, 2018	—		—
December 1, 2018 – December 31, 2018	3,460	(1)	$7.57	—	—
Total	3,460		$7.57	—	—

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

Our lead clinical program’s drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In September 2018, we announced top-line results from a 12-week, Phase 2 clinical trial of VK2809 in patients with non-alcoholic fatty liver disease, or NAFLD, and elevated low-density lipoprotein cholesterol, or LDL-C. The study successfully achieved its primary endpoint, with patients receiving VK2809 demonstrating statistically significant reductions in LDL-C compared with placebo.  In addition, the trial’s secondary endpoint was achieved, with VK2809-treated patients experiencing statistically significant reductions in liver fat content compared with placebo.  VK2809 demonstrated encouraging safety and tolerability in this study, with no serious adverse events, or SAEs, reported.

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

We currently plan to initiate a clinical trial of VK2809 in biopsy-confirmed non-alcoholic steatohepatitis, or NASH, in 2019.

Our second clinical program’s lead drug candidate, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery.  Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo.  The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo.  VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported.

Our current intent is to pursue partnering or licensing opportunities prior to conducting additional clinical studies.

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

On September 25, 2018, we completed an underwritten public offering of common stock, or the September 2018 Offering, pursuant to a universal shelf Registration Statement on Form S-3 (File No. 333-226133) that was filed with the SEC on July 11, 2018 and declared effective on July 19, 2018. In the September 2018 Offering, we sold 9,500,000 shares of our common stock at a public offering price of $18.50 per share. Upon the closing of the September 2018 Offering, we received net proceeds of $165.0 million, after deducting underwriting discounts, commissions and other offering expenses.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK5211 and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK2809, VK5211 and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2018, we charged $19.0 million to research and development expense related to our continued efforts to conduct our Phase 2 clinical trial and certain toxicology studies for VK2809 and in vivo studies for VK0214. During the year ended December 31, 2017, we charged $13.7 million to research and development expense related to our continued efforts to conduct Phase 2 clinical trials for VK5211 and VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•	employee and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;
•

expenses incurred under agreements with investigative sites and contract research organizations, or CROs, which will conduct a substantial portion of our research and development activities, including studies in NASH, on our behalf;

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

Other Income (Expense)

Through May 21, 2018, other income (expense) includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note issued pursuant to the Loan and Security Agreement with Ligand, or the Ligand Note, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. After May 21, 2018, other income (expense) includes only interest income earned from our cash, cash equivalents and short-term investments as the Ligand Note and related interest were repaid in full on May 21, 2018.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to our preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers and all related amendments, or ASC 606 or the new revenue standard, ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. We will apply ASC 606 prospectively to all contracts.

Research and Development

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to contract research organizations, or CROs and clinical trial sites, employee and consultant related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

Stock-Based Compensation

We generally use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimate the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, we generally use the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and use the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, we recognize stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, we determine the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of our stock on the date of grant. At the point where the criteria are deemed probable of being met, we record stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For our Employee Stock Purchase Plan (ESPP), we generally recognize compensation expense for the fair value of the purchase options, as measured on the grant date, and use the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As our ESPP also allows for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, we treat this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2018	2017
Research and development expenses	$19,040	$13,741	$5,299	38.6%

The increase in research and development expenses during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to increases in expenses of $4.2 million related to certain pre-clinical study efforts, $1.0 million related to services provided by certain third party consultants, $548,000 in stock-based compensation expense and $1.1 million primarily related to the manufacturing of certain of our drug candidates, offset by a decrease of $1.5 million primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2018 and 2017 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2018	2017
General and administrative expenses	$7,121	$5,329	$1,792	33.6%

The increase in general and administrative expenses during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to increases in stock-based compensation expense of $609,000, salary and benefits related expenses of $502,000, professional services fees of $64,000, services provided by certain third party consultants of $47,000, board of director fees of $39,000, insurance expense of $103,000, legal and patent expenses of $254,000, and a franchise tax expense of $118,000.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2018 and 2017 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2018	2017
Other income (expense)	$4,098	$(1,508)	$5,606	(371.8)%

Other income (expense) recognized during the year ended December 31, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $3.3 million offset by $404,000 of expense related to the amortization of the Ligand Note discount, $38,000 of interest expense related to the Ligand Note, $120,000 of expense relating to the amortization of certain financing costs, and $12,000 of realized loss on sale of investment securities.

Other income (expense) recognized during the year ended December 31, 2017 consisted primarily of expenses of $571,000 related to the amortization of financing costs, $1.3 million related to the amortization of the Ligand Note discount and $97,000 of interest expense related to the Ligand Note offset by income of $345,000 related to the change in fair value of the Ligand Note’s conversion feature and $98,000 of interest income related to our short-term investments.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2018, we had cash, cash equivalents and short term investments of $301.5 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2020, which is more than one year after the date our December 31, 2018 financial statements were issued.

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

On July 11, 2018, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133), or the Shelf Registration Statement. The Shelf Registration Statement initially provided us with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the Shelf Registration Statement. The Shelf Registration Statement was declared effective by the SEC on July 19, 2018.

Pursuant to the Shelf Registration Statement, we may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2018	2017
Cash used in operating activities	$(18,755)	$(14,758)
Cash used in investing activities	$(265,729)	$(1,730)
Cash provided by financing activities	$300,275	$22,400

Cash Used in Operating Activities

During the year ended December 31, 2018, cash used in operating activities of $18.8 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, amortization of non-cash clinical trial costs, stock-based compensation and a decrease in the fair value of the debt conversion feature liability for the Ligand Note as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and accrued expenses offset by a decrease in accounts payable.

During the year ended December 31, 2017, cash used in operating activities of $14.8 million primarily reflected our net losses for the period, offset by non-cash charges such as amortization of discount charged to interest expense on the Ligand Note, amortization of investment premiums, amortization of financing costs, stock-based compensation and changes in our working capital accounts, primarily consisting of an increase in accrued expenses, accounts payable offset by a decrease in the fair value of the debt conversion feature liability for the Ligand Note and a decrease in prepaid expenses.

Cash Used in Investing Activities

During the year ended December 31, 2018, cash used in investing activities of $265.7 million resulted primarily from the purchase of investments of $348.2 million offset by the proceeds of sales and maturities of investments of $82.5 million.

During the year ended December 31, 2017, cash used in investing activities of $1.7 million resulted primarily from the purchase of investments of $22.5 million offset by the proceeds of sales and maturities of investments of $20.8 million.

Cash Provided by Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $300.3 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $165.2 million, $72.6 million and $58.8 million in the September 2018 Offering, June 2018 Offering and February 2018 Offering, respectively, proceeds from certain warrant exercises of $7.8 million and proceeds from certain stock option exercises and employee stock purchases of $560,000, offset by the repayment of the Ligand Note of $3.8 million and payments of certain deferred offering and financing costs of $765,000.

During the year ended December 31, 2017, cash provided by financing activities was $22.4 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $22.4 million and $647,000 of proceeds from the issuance of common stock related to warrant exercises, stock option exercises and employee stock purchase plan purchases offset by $500,000 in payments of certain deferred offering and financing costs.

Future Funding Requirements

As of December 31, 2018, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09, which have the same effective date and transition date of January 1, 2018:

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

The adoption of this new guidance has not current impact on our financial statements as we do not currently have any revenue generating arrangements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which amends FASB Accounting Standards Codification, or ASC, Topic 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 on January 1, 2018 did not have a material effect on our financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation, or ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of the award changes. The adoption of ASU 2017-09 on January 1, 2018 did not have a material effect on our financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), or ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. We adopted the new standard in the second quarter of 2018 and determined that the application of the new standard did not have a material effect on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. We adopted ASU 2016-02 on January 1, 2019 and will record a right-of-use asset and a corresponding lease liability on the balance sheet related to its San Diego facilities lease.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.  The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.  We adopted ASU 2017-11 effective January 1, 2019 and it will not have a material effect on our financial statements and related disclosures.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2019 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2018, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2018, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2018, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2018, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2018, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate issued by Viking Therapeutics, Inc.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.11#	Employment Agreement, effective as of May 21, 2014, by and between Viking Therapeutics, Inc. and Michael Morneau.	S-1/A	9/2/2014	10.7

10.12#	Amendment to Employment Agreement, effective as of September 30, 2014, by and between Viking Therapeutics, Inc. and Michael Morneau.	S-1/A	3/2/2015	10.26

10.13#	Second Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Michael Morneau.	8-K	3/15/2016	10.2

10.14#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Hiroko Masamune.

10.15#	Non-Employee Director Compensation Policy.

10.16†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.17†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.18†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.19	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.20	Registration Rights Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Metabasis Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.16

10.21	First Amendment to Registration Rights Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

10.22	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.23#	Founder Common Stock Purchase Agreement, dated September 26, 2012, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.18

10.24#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.2

10.25#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.26#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.27#	Amended and Restated Stock Repurchase Agreement, dated April 28, 2015, by and among Viking Therapeutics, Inc., Brian Lian, Ph.D., Michael Dinerman, M.D., Isabelle Dinerman and Rochelle Hanley, M.D.	10-Q	6/12/2015	10.1

10.28	Form of Securities Purchase Agreement, dated June 14, 2017 by and between Viking Therapeutics, Inc. and purchasers in the June 2017 offering.	8-K	6/19/2017	10.1

10.29	Office Lease, dated May 25, 2018, by and between Viking Therapeutics, Inc. and Kilroy Realty, L.P.	10-Q	8/9/2018	10.1

10.30	Extension of Term and Amendment of Sublease, dated September 30, 2018, by and between Viking Therapeutics, Inc. and Fish & Richardson P.C.	10-Q	11/7/2018	10.1

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2016 to December 31, 2018, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Financial Statements.

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

Viking Therapeutics, Inc.

Date: March 13, 2019	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019
Brian Lian, Ph.D.

/s/ Michael Morneau	Vice President Finance and Administration (Principal Accounting and Financial Officer)	March 13, 2019
Michael Morneau

/s/ Lawson Macartney, DVM, Ph.D.	Director	March 13, 2019
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	March 13, 2019
Matthew W. Foehr

/s/ Charles A. Rowland Jr.	Director	March 13, 2019
Charles A. Rowland Jr.

/s/ Matthew Singleton	Director	March 13, 2019
Matthew Singleton

/s/ Stephen W. Webster	Director	March 13, 2019
Stephen W. Webster

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Costa Mesa, California

March 13, 2019

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,779	$8,988
Short-term investments – available for sale	276,741	11,587
Prepaid clinical trial and preclinical study costs	335	887
Prepaid expenses and other current assets	278	389
Total current assets	302,133	21,851
Deferred public offering and other financing costs	150	270
Deposits	29	—
Total assets	$302,312	$22,121
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$959	$1,529
Other accrued liabilities	3,591	2,257
Accrued interest	—	22
Convertible notes payable, current portion (net of discount of $0 and $404 at December 31, 2018 and 2017, respectively)	—	3,451
Debt conversion feature liability	—	1,398
Total current liabilities	4,550	8,657
Deferred rent	12	—
Total long-term liabilities	12	—
Total liabilities	4,562	8,657
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2018 and 2017; 71,742,043 shares issued and outstanding at December 31, 2018 and 35,817,104 shares issued and outstanding at December 31, 2017	1	—
Additional paid-in capital	401,090	94,339
Accumulated deficit	(102,918)	(80,855)
Accumulated other comprehensive loss	(423)	(20)
Total stockholders’ equity	297,750	13,464
Total liabilities and stockholders’ equity	$302,312	$22,121

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenues	$—	$—
Operating expenses:
Research and development	19,040	13,741
General and administrative	7,121	5,329
Total operating expenses	26,161	19,070
Loss from operations	(26,161)	(19,070)
Other income (expense):
Change in fair value of debt conversion feature liability	1,398	345
Amortization of debt discount	(404)	(1,283)
Amortization of financing costs	(120)	(571)
Interest income, net	3,236	1
Realized loss on investments	(12)	—
Total other income (expense)	4,098	(1,508)
Net loss	(22,063)	(20,578)
Other comprehensive gain (loss), net of tax:
Unrealized loss on securities	(403)	(13)
Comprehensive loss	$(22,466)	$(20,591)
Basic and diluted net loss per share	$(0.38)	$(0.79)
Weighted-average shares used to compute basic and diluted net loss per share	57,580	25,978

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2016	20,823,873	$—	$68,327	$(60,277)	$(7)	$8,043
Employee stock-based compensation, net	(12,534)	—	1,429	—	—	1,429
Issuance of common stock under employee stock plans	87,978	—	73	—	—	73
Issuance of common stock from warrant exercises	1,022,119	—	679	—	—	679
Sale of common stock, net of issuance costs	13,895,668	—	23,831	—	—	23,831
Unrealized gain (loss) on investments	—	—	—	—	(13)	(13)
Net loss	—	—	—	(20,578)	—	(20,578)
Balance at December 31, 2017	35,817,104	—	94,339	(80,855)	(20)	13,464
Employee stock-based compensation, net	(26,006)	—	2,481	—	—	2,481
Issuance of common stock under employee stock plans	343,405	—	560	—	—	560
Issuance of common stock from warrant exercises	4,832,540	—	7,729	—	—	7,729
Sale of common stock, net of issuance costs	30,775,000	1	295,981	—	—	295,982
Unrealized gain (loss) on investments	—	—	—	—	(403)	(403)
Net loss	—	—	—	(22,063)	—	(22,063)
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(22,063)	$(20,578)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	404	1,283
Amortization of investment premiums	73	95
Amortization of financing costs	120	571
Amortization of non-cash clinical trial costs	666	994
Change in fair value of debt conversion feature liability	(1,398)	(345)
Stock-based compensation	2,608	1,451
Realized loss on investments	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(137)	497
Deposits	—	—
Accounts payable	(508)	264
Accrued expenses	1,468	1,010
Net cash used in operating activities	(18,755)	(14,758)
Cash flows from investing activities
Purchases of investments	(348,204)	(22,526)
Proceeds from sales and maturities of investments	82,475	20,796
Net cash (used in) provided by investing activities	(265,729)	(1,730)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	296,607	22,352
Public offering and financing costs	(765)	(500)
Value of shares withheld related to employee tax withholding	(127)	(22)
Repayment of convertible notes payable	(3,833)	(77)
Proceeds from stock issuance under employee stock purchase plan and warrant exercises	8,393	647
Net cash provided by financing activities	300,275	22,400
Net increase in cash and cash equivalents	15,791	5,912
Cash and cash equivalents beginning of period	8,988	3,076
Cash and cash equivalents end of period	$24,779	$8,988

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81	$123

Supplemental disclosure of non-cash investing and financing transactions
Shares issued to cover future clinical trial costs	$—	$1,800
Unpaid deferred public offering and other financing costs	$—	$140
Receivable from exercise of warrants	$—	$104
Shares issued as commitment fee in connection with Lincoln Park agreement	$—	$180

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

Stock-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of our stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For the Employee Stock Purchase Plan (the “ESPP”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the ESPP also allows for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017
Historical net loss per share
Numerator
Net loss attributable to common stockholders	$(22,063)	$(20,578)
Denominator
Weighted-average common shares outstanding	57,784,402	26,244,257
Less: Weighted-average shares subject to repurchase	(204,158)	(266,159)
Denominator for basic and diluted net loss per share	57,580,244	25,978,098
Basic and diluted net loss per share	$(0.38)	$(0.79)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2018	2017
Common stock warrants	6,369,996	11,202,536
Restricted stock units	128,125	46,250
Common stock subject to repurchase	183,095	245,096
Common stock options	2,014,047	1,575,864
Shares issuable upon conversion of debt	—	1,117,273
	8,695,263	14,187,019

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes substantially all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09, which have the same effective date and transition date of January 1, 2018:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the statement of operations. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company adopted ASU 2016-02 on January 1, 2019 and will record approximately $900,000 in right-of-use asset and a corresponding lease liability on the balance sheet related to its San Diego facilities lease (See Note 11).

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.  The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.  The Company’s adoption of ASU 2017-11 effective January 1, 2019 will not have a material effect on its financial statements and related disclosures.

2.	Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of December 31, 2018 and 2017, the Company’s investments were in money market funds, certificates of deposit and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2018 and 2017.

Investments classified as available-for-sale as of December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$3,479	$—	$—	$3,479
Corporate debt securities (2)	273,677	1	(416)	273,262
	$277,156	$1	$(416)	$276,741

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2018, there were 181 securities in an unrealized loss position and 3 securities in an unrealized gain position. The unrealized losses were less than $17,000 individually and $416,000 in the aggregate. The unrealized gains were less than $1,000 individually and $1,000 in the aggregate.  These securities have not been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $10.0 million of these securities were scheduled to mature outside of one year at the time of purchase.

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

As of December 31, 2018 and 2017, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s financial liability that was subject to fair value measurement consisted of a debt conversion feature that has been recorded as a liability based on Level 3 unobservable inputs as of December 31, 2017. There was no similar financial liability as of December 31, 2018.

The fair value of the debt conversion feature, current as of December 31, 2017, required management to estimate fair value based on the Black-Scholes-Merton option valuation model.  The Black-Scholes-Merton option valuation model was adopted as a result of the Company’s entry in January 2016 into the second amendment to the Company’s Loan and Security Agreement with Ligand, dated May 21, 2014, as amended (as so amended, the “Loan and Security Agreement”), which amended the conversion terms of the Secured Convertible Promissory Note (the “Ligand Note”) issued pursuant to the Loan and Security Agreement.

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

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2018, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$1,724	$1,724	$—	$—
Corporate debt securities, available-for-sale	21,976	—	21,976	—
Short-term investments
Commercial paper, available for sale	3,479	—	3,479	—
Corporate debt securities, available-for-sale	273,262	—	273,262	—
Total financial assets	$300,441	$1,724	$298,717	$—

		Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$6,361	$6,361	$—	$—
Corporate debt securities, available-for-sale	1,244	—	1,244	—
Short-term investments
Certificates of deposit	249	—	249	—
Corporate debt securities, available-for-sale	11,338	—	11,338	—
Total financial assets	$19,192	$6,361	$12,831	$—
Financial liabilities carried at fair value:
Debt conversion feature - current	$1,398	$—	$—	$1,398
Total financial liabilities	$1,398	$—	$—	$1,398

The table below presents a summary of changes in the Company’s debt conversion feature liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Debt conversion feature liability:
Beginning balance	$1,398	$731
Adjustments resulting from modification of debt	—	1,012
Adjustments resulting from changes in fair value recognized in earnings	(1,398)	(345)
Ending balance	$—	$1,398

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

On September 6, 2014, the Company and Ligand entered into an amendment to the Master License Agreement pursuant to which the parties agreed to certain modifications to the calculations used to determine the number of shares issuable to Ligand pursuant to the Master License Agreement. As a result of the modification, the Company incurred an incremental charge to research and development expense of $518,000 and a corresponding increase in the accrued license fees. In connection with entering into the Master License Agreement with Ligand, the Company entered into the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide the Company with loans in the aggregate amount of up to $2.5 million.

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

Under the Registration Rights Agreement, the Company agreed to file with the SEC a registration statement on under the Securities Act of 1933, as amended (the “Securities Act”), that covered the resale of the full amount of the Registrable Securities. On February 14, 2017, the Company filed a Registration Statement on Form S-3 under the Securities Act covering the resale of the full amount of the Registrable Securities.

5.	Convertible Notes Payable

Convertible notes payable consisted of the following at (in thousands):

	December 31,
	2018	2017
Current maturities:
Convertible note payable issued during 2014 to Ligand pursuant to the Master License Agreement with a 5% annual interest rate, due during 2016 (amended in January 2016 to a 2.5% annual interest rate with maturity extended to 2017; and subsequently amended in May 2017 with maturity extended to May 21, 2018)	$—	$1,917
Conversion payoff value	—	1,938
Discount on notes payable, current	—	(404)
Convertible notes payable, current portion (net of discount)	$—	$3,451

Pursuant to the Loan and Security Agreement, among other things, Ligand provided the Company with loans in the aggregate amount of $2.5 million as of December 31, 2014.  Up until January 21, 2016, the principal amount outstanding under the loans accrued interest at a fixed per annum rate equal to the lesser of 5.0% or the maximum interest rate permitted by law. Effective as of January 22, 2016, the principal amount outstanding under the loans accrue interest at a fixed per annum rate equal to the lesser of 2.5% or the maximum interest rate permitted by law. In the event the Company defaults under the loans, the loans will accrue interest at a fixed per annum rate equal to the lesser of 8% or the maximum interest rate permitted by law. The loans are evidenced by the Ligand Note. Pursuant to the terms of the Loan and Security Agreement and the Ligand Note, the loans will become due and payable upon the written demand of Ligand at any time after the earlier to occur of an event of default under the Loan and Security Agreement or the Ligand Note, or May 21, 2017 (the “Maturity Date”), unless the loans are repaid in cash or converted into equity prior to such time. In addition, under the Loan and Security Agreement, the Company could not declare or pay dividends in respect of its common stock without Ligand’s prior written consent.

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

On May 21, 2018, the Company repaid the entire remaining balance of $3.9 million due on the Ligand Note in cash.  During the year ended December 31, 2018, the Company recorded $38,000 of interest expense, $404,000 of amortization of debt discount, and $1.4 million as other income related to the decrease in the fair value of the debt conversion feature liability.

During the year ended December 31, 2017, the Company recorded $97,000 of interest expense and $1.3 million of amortization of debt discount, offset by income of $345,000 related to the change in the fair value of the debt conversion feature liability.

6.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2018 and 2017. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the years ended December 31, 2018 and 2017.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On June 20, 2016, the Company entered into the Distribution Agreement with Maxim pursuant to which the Company was able to offer and sell, from time to time, through Maxim up to 3,748,726 shares of its common stock. All shares of common stock offered and sold in the Maxim Offering were issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016 and the prospectus relating to the Maxim Offering that forms a part of the registration statement on Form S-3.  The registration statement on Form S-3 was declared effective by the SEC on July 26, 2016.  Effective July 26, 2017, the Distribution Agreement terminated automatically in accordance with the terms thereof. From the inception of the Distribution Agreement through July 26, 2017, the Company sold 1,267,237 shares of its common stock under the Distribution Agreement, resulting in net proceeds to the Company of $1.6 million after deducting the sales agent’s commission.

On August 24, 2016, the Company entered into the Purchase Agreement, pursuant to which Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued and sold 333,333 of the Initial Shares at a price per share of $1.50, for an aggregate purchase price of $500,000 to Aspire Capital under the Purchase Agreement.  Concurrently with the execution of the Purchase Agreement, and as consideration for Aspire Capital entering into the Purchase Agreement, the Company issued 336,116 of the Commitment Shares to Aspire Capital with a fair value of $440,000, which has been recorded as deferred financing costs, with a prorated portion charged to additional paid-in-capital for the Initial Shares, with the remainder of the costs amortized over the term of the Purchase Agreement as there was no guarantee that additional shares would be sold under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company may, from time to time and subject to certain limitations, direct Aspire Capital to purchase shares of the Company’s common stock using pricing formulas based on average prevailing market prices around the time of each sale.  Additionally, the Company and Aspire may not effect any sales of shares of the Company's common stock under the

Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of its common stock is less than $0.40 per share (subject to adjustment for stock dividends, splits, combinations or similar transactions or events).  Effective June 19, 2017, the Company terminated the Purchase Agreement, resulting in a write off of the remaining capitalized deferred financing costs relating to the Purchase Agreement of $337,000.  From the inception of the Purchase Agreement through June 19, 2017, the Company sold 1,476,991 shares of its common stock under the Purchase Agreement resulting in aggregate gross proceeds to the Company of $2.0 million in addition to the Initial Shares and the Commitment Shares.

On February 8, 2017, the Company entered into a Stock Purchase Agreement, or the SPA, with PoC Capital, LLC, or PoC, pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet.  During the years ended December 31, 2018 and 2017, the Company recorded amortization expense of $666,000 and $994,000, respectively, in clinical study costs related to the SPA with PoC, with a remaining prepaid balance of $140,000 on the balance sheet as of December 31, 2018.

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

On September 28, 2017, the Company entered into the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC, or LPC, 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into the Commitment Purchase Agreement and the LPC Registration Rights Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the Commencement, the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock.  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the Initial Shares and the Commitment Shares.  No additional shares were issued during the year ended December 31, 2018.

On December 11, 2017, the Company closed an underwritten public offering of 5,900,000 shares of its common stock, including 769,565 shares sold pursuant to the underwriter’s full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $2.50 per share, for total net proceeds of $13.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

During the years ended December 31, 2018 and 2017, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 148,713 and 42,823 shares of its common stock to certain employees, respectively.

7.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through December 31, 2018, in accordance with the terms of the 2014 Plan, an additional 2,321,363 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 663,246 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP, respectively.

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of our stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For the ESPP, the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the ESPP also allows for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

During the years ended December 31, 2018 and 2017, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2018	2017
Stock-based compensation expense by type of award:
Stock options	$1,320	$689
Restricted stock and restricted stock units	482	701
Employee stock purchase plan	806	61
Total stock-based compensation expense included in expenses	$2,608	$1,451
Stock-based compensation expense by line item:
Research and development expenses	$956	$408
General and administrative expenses	1,652	1,043
Total stock-based compensation expense included in expenses	$2,608	$1,451

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2018
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$2,077	2.43
Restricted stock and restricted stock units	$462	1.98

The following table is a summary of restricted shares granted during the years ended December 31, 2018 and 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	307,096	$3.93
Granted	—	$—
Vested	(62,000)	$9.49
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2017	245,096	$2.53
Granted	—	$—
Vested	(62,001)	$9.49
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2018	183,095	$0.17

The following table summarizes restricted stock units activity during the years ended December 31, 2018 and 2017:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2016	80,625	$5.72
Granted	—	$—
Vested	(23,125)	$5.50
Forfeited	(11,250)	$7.08
Unvested at December 31, 2017	46,250	$5.50
Granted	105,000	$5.34
Vested	(23,125)	$5.50
Forfeited	—	$—
Unvested December 31, 2018	128,125	$5.37

The following table summarizes stock option activity during the years ended December 31, 2018 and 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	883,837	$4.28
Granted	892,534	$1.25
Exercised	(22,030)	$1.39		$43,000
Cancelled	(178,477)	$3.55
Options outstanding at December 31, 2017	1,575,864	$2.68	8.58	$3,347,000
Granted	628,500	$5.89
Exercised	(171,567)	$2.31		$1,336,000
Cancelled	(18,750)	$1.91
Options outstanding at December 31, 2018	2,014,047	$3.72	8.04	$8,599,000
Options exercisable at December 31, 2018	834,091	$3.91	7.37	$3,491,000

The Company received $396,000 and $31,000 in cash proceeds from exercises of stock options during the years ended December 31, 2018 and 2017, respectively.

The total fair value of stock options that vested during the years ended December 31, 2018 and 2017 was $852,000 and $694,000, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2018 and 2017 was $4.11 and $0.89, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2018	2017
Expected volatility	80.9%	85.1%
Expected term (in years)	6.00	5.91
Risk-free interest rate	2.55%	1.97%
Expected dividend yield	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2018, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2018 is as follows:

Common stock warrants	6,369,996
Restricted stock units	128,125
Common stock options	2,014,047
Available for grant under the 2014 Plan	1,234,552
Available for issuance under Employee Stock Purchase Plan	902,714
10,649,434

8.	Warrants

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase the aggregate of 82,500 shares of the Company’s common stock.  All 82,500 warrants were exercised during the year ended December 31, 2018.  The warrant was exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO.

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock.  As of December 31, 2018, 4,524,601 warrants were outstanding and 3,648,098 and 452,301 warrants were exercised during the years ended December 31, 2018 and 2017, respectively.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold the 3,749,783 Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and were exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. After December 19, 2017, if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  As of December 31, 2017, 1,987,337 warrants were outstanding and 825,000 warrants were exercised during the year ended December 31, 2017. All warrants exercised during the year ended December 31, 2017, were exercised by means of a “cashless exercise”, resulting in the issuance of 569,818 shares of the Company’s common stock. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of December 31, 2018, warrants to purchase an aggregate of 885,395 shares were outstanding and 1,101,942 warrants were exercised during the year ended December 31, 2018.

9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Current:
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$(6,283)	$(6,139)
State	(2,701)	(2,061)
	$(8,984)	$(8,200)
Change in federal tax rate	—	9,540
Change in valuation allowance	8,984	(1,340)
Total income tax expense (benefit)	$—	$—

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Tax provision at U.S. Federal statutory rates	21%	34%
State income taxes net of federal benefit	8%	10%
Non-deductible permanent items	(1)%	(4)%
Stock options	1%	(1)%
Enactment of the Tax Cuts and Jobs Act	—	(46)%
Research and development credits	10%	—
Other	2%	—
Change in valuation allowance	(41)%	7%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued liabilities	$66	$53
Intangible assets	18,991	14,697
Net operating loss carryforwards	6,479	4,949
Share-based compensation	1,415	1,030
Credits	2,687	266
Other	121	7
Total deferred tax assets	29,759	21,002
Valuation Allowance	(29,759)	(20,776)
Total deferred tax assets, net of allowance	$—	$226
Deferred tax liabilities:
Debt conversion feature	$—	$(226)
Total deferred tax liabilities:	$—	$(226)
Net deferred tax assets (liabilities):	$—	$—

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced the U.S. federal corporate rate to 21 percent, effective January 1, 2018.  As such, the Company has recorded a decrease in its deferred tax assets, deferred tax liabilities and valuation allowance of $9.6 million, $105,000 and $9.5 million, respectively, for the year ended December 31, 2017.

A valuation allowance of $29.8 million and $20.8 million at December 31, 2018 and December 31, 2017, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2018, the Company had approximately $23.3 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $5.5 million of which can be carried forward indefinitely.  The Company has $22.8 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company.  An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. Of the Company’s $23.3 million and $22.8 million of federal and state net operating loss carryforwards, $18.3 million and $17.9 million are limited based on the Company’s ownership change.  The annual limitation is $5.7 million.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2014 through December 31, 2018.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2017 and the year ended December 31, 2016 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2018 and December 31, 2017, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

At December 31, 2018, the Company has federal and state research and development tax credit carry-forwards of approximately $1.5 million and $1.2 million, respectively.  The federal credits begin to expire in 2036.  The state credits do not expire.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2018 or December 31, 2017.

10.	Related-Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Loan and Security Agreement (see Note 6), a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4). As Ligand beneficially owns 10.3% of the Company’s outstanding shares as of December 31, 2018, the Company considers Ligand to be a related party.

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

Rent expense was $197,000 and $249,000 for the years ended December 31, 2018 and 2017, respectively.

In September 2018, the Company renewed the Sublease for one additional month through October 31, 2018.  Minimum payments pursuant to the Sublease were $22,000 in the aggregate through October 31, 2018.

Additionally, on May 25, 2018, the Company entered into an Office Lease (the “Lease”) with Kilroy Realty, L.P. The Lease is for approximately 7,149 rentable square feet of space located at the Premises. The Premises will continue to be the Company’s corporate headquarters.

The Lease commenced on November 1, 2018 and will expire on January 31, 2022, unless terminated earlier in accordance with the terms of the Lease (the “Term”). Monthly base rent payments due under the Lease for the Premises will be $27,000, subject to annual increases of 3.0% during the term of the Lease. The Company is also responsible for certain other costs under the Lease, including electricity and utility expenses and certain repair and maintenance obligations.

The Lease provides the Company with an option to extend the term of the lease for a period of three years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Lease.

Future minimum payments pursuant to the Lease are as follows (in thousands):

Year Ending December 31:
2019	$270
2020	333
2021	343
2022	29
Total minimum lease payments	$975

12.	Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and events which occurred subsequent to December 31, 2018 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.