Form 10-Q
period 2019-03-31
Viking Therapeutics, Inc.
filed 2019-05-02
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	VKTX	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock, par value $0.00001 per share	VKTXW	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 30, 2019
Common stock, $0.00001 par value	72,047,657

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,343	$24,779
Short-term investments – available for sale	284,375	276,741
Prepaid clinical trial and preclinical study costs	168	335
Prepaid expenses and other current assets	251	278
Total current assets	299,137	302,133
Right-of-use assets	794	—
Deferred public offering and other financing costs	120	150
Deposits	29	29
Total assets	$300,080	$302,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,676	$959
Other accrued liabilities	2,961	3,591
Lease liability, current	281	—
Total current liabilities	4,918	4,550
Deferred rent	—	12
Lease liability, net of current portion	588	—
Total long-term liabilities	588	12
Total liabilities	5,506	4,562
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2019 and December 31, 2018; 72,027,657 and 71,742,043 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	402,464	401,090
Accumulated deficit	(107,842)	(102,918)
Accumulated other comprehensive loss	(49)	(423)
Total stockholders’ equity	294,574	297,750
Total liabilities and stockholders’ equity	$300,080	$302,312

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$—	$—
Operating expenses:
Research and development	4,496	3,043
General and administrative	2,310	1,762
Total operating expenses	6,806	4,805
Loss from operations	(6,806)	(4,805)
Other income (expense):
Change in fair value of debt conversion feature liability	—	1,361
Amortization of debt discount	—	(258)
Amortization of financing costs	(30)	(30)
Interest income (expense), net	1,914	181
Realized loss on investments	(2)	—
Total other income (expense), net	1,882	1,254
Net loss	(4,924)	(3,551)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	374	(89)
Comprehensive loss	$(4,550)	$(3,640)

Net loss per common share
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.10)

Weighted-average shares used to compute net loss per share
Basic	71,755	44,649
Diluted	71,755	45,306

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750
Employee stock-based compensation	(9,580)	—	949	—	—	949
Issuance of common stock under employee stock plans	55,434	—	65	—	—	65
Issuance of common stock from warrant exercises	239,760	—	360	—	—	360
Unrealized gain (loss) on investments	—	—	—	—	374	374
Net loss	—	—	—	(4,924)	—	(4,924)
Balance at March 31, 2019	72,027,657	$1	$402,464	$(107,842)	$(49)	$294,574

	Three-Month Period Ended March 31, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	35,817,104	$—	$94,339	$(80,855)	$(20)	$13,464
Employee stock-based compensation	—	—	610	—	—	610
Issuance of common stock under employee stock plans	44,393	—	73	—	—	73
Issuance of common stock from warrant exercises	2,421,698	—	3,444	—	—	3,444
Sale of common stock, net of issuance costs	12,650,000	1	58,680	—	—	58,681
Unrealized gain (loss) on investments	—	—	—	—	(89)	(89)
Net loss	—	—	—	(3,551)	—	(3,551)
Balance at March 31, 2018	50,933,195	$1	$157,146	$(84,406)	$(109)	$72,632

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,924)	$(3,551)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	—	258
Amortization of investment premiums (accretion of investment discounts), net	(101)	62
Amortization of financing costs	30	30
Amortization of non-cash clinical trial costs	134	225
Change in fair value of debt conversion feature liability	—	(1,361)
Stock-based compensation	1,034	610
Realized loss on investments	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	75	(316)
Accounts payable	716	(832)
Accrued expenses	(118)	(428)
Net cash used in operating activities	(3,152)	(5,303)
Cash flows from investing activities
Purchases of investments	(99,218)	(32,279)
Proceeds from maturities of investments	91,609	2,652
Net cash used in investing activities	(7,609)	(29,627)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	—	58,822
Public offering and financing costs	—	(146)
Value of shares withheld related to employee tax withholding	(84)	—
Proceeds from warrant and option exercises and stock issuance under employee stock purchase plan	409	3,622
Net cash provided by financing activities	325	62,298
Net increase (decrease) in cash and cash equivalents	(10,436)	27,368
Cash and cash equivalents beginning of period	24,779	8,988
Cash and cash equivalents end of period	$14,343	$36,356

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$—	$136

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of March 31, 2019, statements of operations for the three months ended March 31, 2019 and 2018, statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 13, 2019. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, the statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The December 31, 2018 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements relate to determining the fair value of the debt conversion feature liability through May 21, 2018 and accounting for an operating lease and certain commitments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset; a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset ("the leasing criteria"). The Company has determined that its office lease, which has a term in excess of one year, meets the leasing criteria. Therefore, on January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, and the Company recorded lease ROU assets of $858,000  and related lease liabilities of $882,000 on its balance sheet related to its operating lease. The Company has no financing leases. There were no changes to the Company’s statements of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. ASU 2017-11 requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock for purposes of determining liability or equity classification. Companies that provide earnings per share (“EPS”) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 also addresses navigational concerns within the FASB ASC related to an indefinite deferral available to private companies.  The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.  The Company’s adoption of ASU 2017-11 effective January 1, 2019 did not have a material effect on its financial statements and related disclosures.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in ROU assets, and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 4 for additional information.

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

In May 2014, the Company entered into a master license agreement, pursuant to which it acquired certain rights to a number of research and development programs from Ligand Pharmaceuticals Incorporated (“Ligand”). In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with ASC Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in the Company’s statement of operations.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred to general and administrative expense, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For the Employee Stock Purchase Plan (the “ESPP”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the ESPP also allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net Loss
Net loss attributable to common stockholders - Basic	$(4,924)	$(3,551)
Change in fair value of debt conversion feature liability	—	(1,361)
Amortization of debt discount	—	258
Interest expense	—	24
Net loss attributable to common stockholders - Diluted	$(4,924)	$(4,630)

Basic Shares
Weighted-average common shares outstanding	71,938,232	44,893,895
Less: Weighted-average shares subject to repurchase	(183,095)	(245,096)
Denominator for basic net loss per share	71,755,137	44,648,799

Diluted Shares
Weighted-average common shares outstanding	71,938,232	44,893,895
Weighted-average shares subject to repurchase	(183,095)	(245,096)
Effect of dilutive shares issuable upon conversion of debt	—	656,716
Denominator for diluted net loss per share	71,755,137	45,305,515

Net loss per share:
Basic and diluted	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.10)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2019	2018
Common stock warrants	6,130,236	8,780,838
Restricted stock units	441,652	136,250
Common stock subject to repurchase	183,095	245,096
Common stock options	2,624,897	1,967,721
	9,379,880	11,129,905

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2019 and December 31, 2018, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2019 or during the year ended December 31, 2018.

Investments classified as available-for-sale as of March 31, 2019 consisted of the following (in thousands):

As of March 31, 2019	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificate of deposit (2)	$249	$—	$—	$249
Commercial paper (2)	3,500	—	—	3,500
Corporate debt securities (2)	280,673	75	(122)	280,626
	$284,422	$75	$(122)	$284,375

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2019, there were 52 securities in an unrealized gain position and there were 127 securities in an unrealized loss position. The unrealized gains were less than $17,000 individually and $75,000 in the aggregate.  The unrealized losses were less than $11,000 individually and $122,000 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At March 31, 2019, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $9.4 million of these securities were scheduled to mature outside of one year at the time of purchase.

Investments classified as available-for-sale as of December 31, 2018 consisted of the following (in thousands):

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$3,479	$—	$—	$3,479
Corporate debt securities (2)	273,677	1	(416)	273,262
	$277,156	$1	$(416)	$276,741

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

(2)

At December 31, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $10.0 million of these securities were scheduled to mature outside of one year.

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

As of March 31, 2019 and December 31, 2018, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2019, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$7,711	$7,711	$—	$—
Corporate debt securities, available-for-sale	5,141	—	5,141	—
Short-term investments
Certificate of deposit	249	—	249	—
Commercial paper, available-for-sale	3,500	—	3,500	—
Corporate debt securities, available-for-sale	280,626	—	280,626	—
Total financial assets	$297,227	$7,711	$289,516	$—

		Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$1,724	$1,724	$—	$—
Corporate debt securities, available-for-sale	21,976	—	21,976	—
Short-term investments
Commercial paper, available for sale	3,479	—	3,479	—
Corporate debt securities, available-for-sale	273,262	—	273,262	—
Total financial assets	$300,441	$1,724	$298,717	$—

4. Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s right-of-use assets and liabilities as of March 31, 2019 (in thousands, except for years and %):

Right-of-use assets	$794

Lease liability obligations, current	$281
Lease liability obligations, less current portion	588
Total lease liability obligations	$869

Weighted-average remaining lease term	2.83 years

Weighted-average discount rate	6.00%

During the three months ended March 31, 2019, the Company recognized $78,000 in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of March 31, 2019 are as follows (in thousands):

Remainder of 2019	$243
2020	333
2021	343
2022	29
Total minimum lease payments	$948
Less: amount representing interest	$(79)
Total lease liability obligations	$869

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2019 and December 31, 2018. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three months ended March 31, 2019 and 2018.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1.8 million in study costs associated with certain clinical studies.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1.8 million as a prepaid expense on the balance sheet.

During the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $134,000 and $225,000, respectively, in clinical study costs related to the SPA with PoC.  The remaining prepaid balance of $6,000 was recorded on the balance sheet as of March 31, 2019.

On September 28, 2017, the Company entered into a purchase agreement (the “Registered Offering Purchase Agreement”) pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC (“LPC”) 701,282 shares of common stock (the “LPC Initial Shares”) at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-212134) filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016 (the “Shelf Registration Statement”) and the prospectus supplement thereto dated September 28, 2017.

.

On September 28, 2017, the Company also entered a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”) the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No additional shares were issued during the year ended December 31, 2018 and three months ended March 31, 2019.

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

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through March 31, 2019, in accordance with the terms of the 2014 Plan, an additional 4,832,334 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 1,380,666 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP, respectively.

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

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

During the three months ended March 31, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense by type of award:
Stock options	$642	$252
Restricted stock and restricted stock units	335	204
Employee stock purchase plan	57	154
Total stock-based compensation expense included in expenses	$1,034	$610
Stock-based compensation expense by line item:
Research and development expenses	$393	$172
General and administrative expenses	641	438
Total stock-based compensation expense included in expenses	$1,034	$610

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2019
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$4,932	2.43
Restricted stock and restricted stock units	$2,805	2.40

The following table is a summary of restricted stock activity during the three months ended March 31, 2019:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2019	183,095	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2019:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2018	128,125	$5.37
Granted	343,524	$7.80
Vested	(29,997)	$4.65
Forfeited	—	$—
Unvested March 31, 2019	441,652	$7.31

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	2,014,047	$3.72
Granted	636,287	$7.97
Exercised	(25,437)	$2.54		148,000
Cancelled	—	$—
Options outstanding at March 31, 2019	2,624,897	$4.77	8.27	13,711,000
Options exercisable at March 31, 2019	1,180,842	$3.75	7.45	7,344,000

The Company received $65,000 and $73,000 in cash proceeds from exercises of stock options during the three months ended March 31, 2019 and 2018, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2019 was $5.50.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2019
Expected volatility	78.34%
Expected term (in years)	6.07
Risk-free interest rate	2.46%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase an aggregate of 82,500 shares of the Company’s common stock.  The warrant was exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and expiring on April 28, 2020.  The warrant was exercised in full during the year ended December 31, 2018.  The warrant also provided for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant was to terminate on April 28, 2022.

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of March 31, 2019, warrants to purchase an aggregate of 4,284,841 shares were outstanding and warrants to purchase an aggregate of 239,760 shares were exercised during the three months ended March 31, 2019.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, the Company issued to Ligand a warrant  to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”).. The Ligand Warrant has an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued to Ligand pursuant to the loan and security agreement with Ligand.

On June 14, 2017, , the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to the Shelf Registration Statement. In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”), for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement”) and, together with the Registered Direct Offering, (the “Offerings”). On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. If a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  On January 16, 2018, the resale registration statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of March 31, 2019, warrants to purchase an aggregate of 885,395 shares were outstanding and no warrants were exercised during the three months ended March 31, 2019.

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

In September 2018, the Company renewed the Sublease for one additional month through October 31, 2018.  Future minimum payments pursuant to the Sublease were $22,000 in the aggregate through October 31, 2018, the remaining term of the Sublease.

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

Rent expense was $78,000 and $62,000 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of March 31, 2019:
2019	$243
2020	333
2021	343
2022	29
Total minimum lease payments	$948

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2019, and events which occurred subsequent to March 31, 2019, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Our lead clinical program’s drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In September 2018, we announced top-line results from a 12-week, Phase 2 clinical trial of VK2809 in patients with non-alcoholic fatty liver disease, or NAFLD, and elevated low-density lipoprotein cholesterol, or LDL-C. The study successfully achieved its primary endpoint, with patients receiving VK2809 demonstrating statistically significant reductions in LDL-C compared with placebo.  In addition, the trial’s secondary endpoint was achieved, with VK2809-treated patients experiencing statistically significant reductions in liver fat content compared with placebo.  In April 2019, we presented additional results related to the 5 mg dose, which read out consistently with the 10 mg cohorts presented previously in September 2018. VK2809 demonstrated encouraging safety and tolerability in this study, with no serious adverse events, or SAEs, reported.

The Phase 2 study was a randomized, double-blind, placebo-controlled, parallel-group study designed to evaluate the efficacy, safety and tolerability of VK2809 in patients with elevated LDL-C and NAFLD.  Patients were randomized to receive placebo (n = 17), 5 mg VK2809 dosed daily (QD, n = 10), 10 mg VK2809 dosed every other day (QOD, n = 16) or 10 mg VK2809 dosed daily (QD, n = 16) for 12 weeks followed by a four-week off-drug phase.  The trial’s primary endpoint assessed the effect of VK2809 treatment on LDL-C after 12 weeks compared to placebo.  The secondary endpoint evaluated changes in liver fat content by MRI-PDFF in patients with a valid baseline and post-baseline MRI.  We currently plan to initiate a clinical trial of VK2809 in biopsy-confirmed non-alcoholic steatohepatitis, or NASH, in 2019.

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain ongoing toxicology studies, we expect to file an IND to initiate a proof-of-concept study in patients with X-ALD in 2019.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK5211, and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK2809, VK5211, and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement which we entered into on May 21, 2014 with Ligand, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on March 13, 2019.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2018, we charged $19.0 million to research and development expense as we continued our efforts in conducting a Phase 2 clinical trial for VK2809 and performed additional in vivo studies for VK2809 and VK0214. During the three months ended March 31, 2019, we charged $4.5 million to research and development expense primarily related to conducting certain toxicology studies and planning for the initiation of a clinical trial of VK2809 in biopsy-confirmed NASH later this year. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2019 includes primarily interest income earned from our cash, cash equivalents and short-term investments. Other income (expense) for the three months ended March 31, 2018 includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note, or Ligand Note, issued pursuant to the Loan and Security Agreement with Ligand, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. The Ligand Note and related interest were paid in full on May 21, 2018.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
Research and development expenses	$4,496	$3,043	$1,453	47.7%

The increase in research and development expenses during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to increases in expenses of $780,000 related to the manufacturing of certain of our drug candidates, $534,000 related to certain pre-clinical study efforts, $147,000 related to services provided by certain third party consultants, $220,000 in stock-based compensation expense, and $167,000 related to wages and benefits, offset by a decrease of $367,000 primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
General and administrative expenses	$2,310	$1,762	$548	31.1%

The increase in general and administrative expenses during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to increases in stock-based compensation expense of $203,000, salary and benefits related expenses of $91,000 and services provided by certain third party consultants of $121,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2019 and 2018 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
Other income (expense)	$1,882	$1,254	$628	50.1%

Other income (expense) recognized during the three months ended March 31, 2019 consisted primarily of interest income of $1.9 million offset by $30,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended March 31, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $205,000 offset by $258,000 of expense related to the amortization of the Ligand Note discount, $24,000 of interest expense related to the Ligand Note and $30,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2019, we had cash, cash equivalents and short term investments of $298.7 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the second quarter of 2020, which is more than one year after the date of our filing of this Form 10-Q.

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

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(3,152)	$(5,303)
Cash used in investing activities	$(7,609)	$(29,627)
Cash provided by financing activities	$325	$62,298

Cash Used in Operating Activities

During the three months ended March 31, 2019, cash used in operating activities of $3.2 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of investment premiums, amortization of financing costs, amortization of non-cash clinical trial costs, and stock-based compensation as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses and accrued expenses.

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

Cash Used in Investing Activities

During the three months ended March 31, 2019, cash used in investing activities of $7.6 million resulted primarily from the purchase of investments of $99.2 million, offset by proceeds of sales and maturities of investments of $91.6 million.

During the three months ended March 31, 2018, cash used in investing activities of $29.6 million resulted primarily from the purchase of investments of $32.3 million offset by proceeds of sales and maturities of investments of $2.7 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $325,000, which consisted primarily of proceeds from certain warrant exercises of $344,000 and proceeds from certain stock option exercises of $65,000, offset by the value of shares withheld to cover taxes of $84,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 13, 2019.

Risks Relating to Our Business

*We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of March 31, 2019, we had an accumulated deficit of $107.8 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We licensed all of the intellectual property related to our drug candidates from Ligand pursuant to the Master License Agreement. In September 2018, we reported positive top-line results from a Phase 2 clinical trial for VK2809.  In late 2017, we reported positive top-

line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2809 or VK5211 will be repeated for our other drug candidates or lead to other positive outcomes.

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

*Given our lack of current cash inflows, it is expected that we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2019, we had cash, cash equivalents and investments totaling $298.7 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, selonsertib, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., emricasan from Conatus Pharmaceuticals Inc., tropifexor from Novartis Pharmaceuticals Corporation, MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), pegbelfermin (BMS-986036) from Bristol-Myers Squibb, NGM282 from NGM Biopharmaceuticals, Inc., IMM-124E from Immuron Ltd., and resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc. In addition, we are aware of active programs at Enanta Pharmaceuticals, Novo Nordisk A/S, Inventiva S.A., Sanofi, Pfizer Inc., Boehringer Ingelheim International GmbH, Nitto Denko Corporation, Inc., Durect Corporation, NuSirt Biopharma, Inc., MiNA Therapeutics, Dicerna Pharmaceuticals, Inc., and AstraZeneca plc.

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

There have been public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA and Medicare.  For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2019, we had fifteen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2019, we owned or co-owned forty-two patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of March 31, 2019, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed three PCT applications, two U.S. patent applications, and additional patent applications in certain foreign jurisdictions.  As of March 31, 2019, we also owned one U.S. provisional application directed to VK2809.  We also in-licensed one additional U.S. application and patent applications in certain foreign jurisdictions directed to VK0214 as of March 31, 2019. For VK5211, as of March 31, 2019, we in-licensed eight patents in the U.S. and several other patents in certain foreign jurisdictions.  For VK0612, as of March 31, 2019, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2019, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2019, our executive officers, directors and 5% or greater stockholders beneficially owned 40.1% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of March 31, 2019, Ligand and its affiliates beneficially owned approximately 10.3% of our outstanding common stock.  Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

At December 31, 2018, we had approximately $23.3 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $5.5 million of which can be carried forward indefinitely.  We have $22.8 million of state net operating loss carryforwards that will begin to expire in 2034.  Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us.  We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $10.1 million federal and $10.1 million state tax net operating loss carryforwards are available for utilization as of December 31, 2018.  The full amounts of the $23.3 million federal and $22.8 million state tax net operating loss carryforwards will be available for utilization as of December 31, 2021.  We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of our underwritten public offerings of 8,625,000 shares and 9,500,000 shares of our common stock, respectively, and determined at each date that there was no deemed ownership change.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended March 31, 2019:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—		—	—	—
February 1, 2019 - February 28, 2019	9,580	(1)	$8.78	—	—
March 1, 2019 - March 31, 2019	—		—	—	—
Total	9,580		$8.78	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and 2018, (iv) Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: May 2, 2019	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)