Form 10-Q
period 2019-06-30
Viking Therapeutics, Inc.
filed 2019-08-01
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 31, 2019
Common stock, $0.00001 par value	72,210,630

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,123	$24,779
Short-term investments – available for sale	273,513	276,741
Prepaid clinical trial and preclinical study costs	343	335
Prepaid expenses and other current assets	665	278
Total current assets	293,644	302,133
Right-of-use assets	730	—
Deferred public offering and other financing costs	90	150
Deposits	29	29
Total assets	$294,493	$302,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,870	$959
Other accrued liabilities	3,468	3,591
Lease liability, current	288	—
Total current liabilities	5,626	4,550
Deferred rent	—	12
Lease liability, net of current portion	513	—
Total long-term liabilities	513	12
Total liabilities	6,139	4,562
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2019 and December 31, 2018; 72,173,489 and 71,742,043 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	403,630	401,090
Accumulated deficit	(115,516)	(102,918)
Accumulated other comprehensive income (loss)	239	(423)
Total stockholders’ equity	288,354	297,750
Total liabilities and stockholders’ equity	$294,493	$302,312

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,333	5,221	11,828	8,264
General and administrative	2,236	1,704	4,547	3,466
Total operating expenses	9,569	6,925	16,375	11,730
Loss from operations	(9,569)	(6,925)	(16,375)	(11,730)
Other income (expense):
Change in fair value of debt conversion feature liability	—	37	—	1,398
Amortization of debt discount	—	(146)	—	(404)
Amortization of financing costs	(30)	(30)	(60)	(60)
Interest income, net	1,925	392	3,839	573
Realized loss on investments	—	—	(2)	—
Total other income, net	1,895	253	3,777	1,507
Net loss	(7,674)	(6,672)	(12,598)	(10,223)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	288	(38)	662	(127)
Comprehensive loss	$(7,386)	$(6,710)	$(11,936)	$(10,350)

Basic and diluted net loss per common share	$(0.11)	$(0.13)	$(0.18)	$(0.21)
Weighted-average shares used to compute basic and diluted net loss per share	71,921	52,767	71,839	48,730

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2019	72,027,657	$1	$402,464	$(107,842)	$(49)	$294,574
Employee stock-based compensation	(4,464)	—	884	—	—	884
Issuance of common stock under employee stock plans	33,693	—	107	—	—	107
Issuance of common stock from warrant exercises	116,603	—	175	—	—	175
Unrealized gain (loss) on investments	—	—	—	—	288	288
Net loss	—	—	—	(7,674)	—	(7,674)
Balance at June 30, 2019	72,173,489	$1	$403,630	$(115,516)	$239	$288,354

	Six-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750
Employee stock-based compensation	(14,044)	—	1,834	—	—	1,834
Issuance of common stock under employee stock plans	89,127	—	171	—	—	171
Issuance of common stock from warrant exercises	356,363	—	535	—	—	535
Unrealized gain (loss) on investments	—	—	—	—	662	662
Net loss	—	—	—	(12,598)	—	(12,598)
Balance at June 30, 2019	72,173,489	$1	$403,630	$(115,516)	$239	$288,354

	Three-Month Period Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2018	50,933,195	$1	$157,146	$(84,406)	$(109)	$72,632
Employee stock-based compensation	(22,341)	—	531	—	—	531
Issuance of common stock under employee stock plans	191,292	—	242	—	—	242
Issuance of common stock from warrant exercises	925,648	—	1,381	—	—	1,381
Sale of common stock, net of issuance costs	8,625,000	—	72,287	—	—	72,287
Unrealized gain (loss) on investments	—	—	—	—	(38)	(38)
Net loss	—	—	—	(6,672)	—	(6,672)
Balance at June 30, 2018	60,652,794	$1	$231,587	$(91,078)	$(147)	$140,363

	Six-Month Period Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	35,817,104	$—	$94,339	$(80,855)	$(20)	$13,464
Employee stock-based compensation	(22,341)	—	1,142	—	—	1,142
Issuance of common stock under employee stock plans	235,685	—	313	—	—	313
Issuance of common stock from warrant exercises	3,347,346	—	4,826	—	—	4,826
Sale of common stock, net of issuance costs	21,275,000	1	130,967	—	—	130,968
Unrealized gain (loss) on investments	—	—	—	—	(127)	(127)
Net loss	—	—	—	(10,223)	—	(10,223)
Balance at June 30, 2018	60,652,794	$1	$231,587	$(91,078)	$(147)	$140,363

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(12,598)	$(10,223)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	—	404
Amortization of investment premiums (accretion of investment discounts), net	(138)	149
Amortization of financing costs	60	60
Amortization of non-cash clinical trial costs	140	477
Change in fair value of debt conversion feature liability	—	(1,398)
Stock-based compensation	1,956	1,241
Realized loss on investments	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(535)	(1,396)
Accounts payable	910	(3)
Accrued expenses	592	116
Net cash used in operating activities	(9,611)	(10,573)
Cash flows from investing activities
Purchases of investments	(182,884)	(113,707)
Proceeds from maturities of investments	186,254	17,455
Net cash provided by (used in) investing activities	3,370	(96,252)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	—	131,402
Public offering and financing costs	—	(266)
Repayment of convertible notes payable		(3,833)
Value of shares withheld related to employee tax withholding	(122)	(99)
Proceeds from warrant and option exercises and stock issuance under employee stock purchase plan	707	5,243
Net cash provided by financing activities	585	132,447
Net increase (decrease) in cash and cash equivalents	(5,656)	25,622
Cash and cash equivalents beginning of period	24,779	8,988
Cash and cash equivalents end of period	$19,123	$34,610

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$81

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$—	$309

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2019, statements of operations for the three and six months ended June 30, 2019 and 2018, statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 13, 2019. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, the statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six  months ended June 30, 2019 and 2018. The December 31, 2018 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU No. 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset; a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset (“the leasing criteria”). The Company has determined that its office lease, which has a term in excess of one year, meets the leasing criteria. Therefore, on January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, and the Company recorded lease ROU assets of $858,000 and related lease liabilities of $882,000 on its balance sheet related to its operating lease. The Company has no financing leases. There were no changes to the Company’s statements of operations or cash flows.

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

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all related amendments ("ASC 606" or “the new revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(7,674)	$(6,672)	$(12,598)	$(10,223)

Denominator:
Weighted-average common shares outstanding	72,104,334	52,973,371	72,021,742	48,955,952
Less: Weighted-average shares subject to repurchase	(183,095)	(206,260)	(183,095)	(225,571)
Denominator for basic and diluted net loss per share	71,921,239	52,767,111	71,838,647	48,730,381

Net loss per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.18)	$(0.21)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2019	2018
Common stock warrants	6,013,633	7,855,190
Restricted stock units	427,560	123,625
Common stock subject to repurchase	183,095	183,095
Common stock options	2,599,409	1,924,151
	9,223,697	10,086,061

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2019, and December 31, 2018, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2019 or during the year ended December 31, 2018.

Investments classified as available-for-sale as of June 30, 2019 consisted of the following (in thousands):

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificate of deposit (2)	$251	$—	$—	$251
Corporate debt securities (2)	273,022	261	(21)	273,262
	$273,273	$261	$(21)	$273,513

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2019, there were 136 securities in an unrealized gain position and there were 36 securities in an unrealized loss position. The unrealized gains were less than $20,000 individually and $261,000 in the aggregate.  The unrealized losses were less than $4,000 individually and $21,000 in the aggregate. These securities have not been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At June 30, 2019, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $17.8 million of these securities were scheduled to mature outside of one year at the time of purchase.

Investments classified as available-for-sale as of December 31, 2018 consisted of the following (in thousands):

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$3,479	$—	$—	$3,479
Corporate debt securities (2)	273,677	1	(416)	273,262
	$277,156	$1	$(416)	$276,741

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2018, there were 181 securities in an unrealized loss position and three securities in an unrealized gain position. The unrealized losses were less than $17,000 individually and $416,000 in the aggregate. The unrealized gains were less than $1,000 individually and $1,000 in the aggregate.  These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

As of June 30, 2019 and December 31, 2018, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2019, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$12,870	$12,870	$—	$—
Corporate debt securities, available-for-sale	4,557	—	4,557	—
Short-term investments
Certificate of deposit	251	—	251	—
Corporate debt securities, available-for-sale	273,262	—	273,262	—
Total financial assets	$290,940	$12,870	$278,070	$—

		Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$1,724	$1,724	$—	$—
Corporate debt securities, available-for-sale	21,976	—	21,976	—
Short-term investments
Commercial paper, available for sale	3,479	—	3,479	—
Corporate debt securities, available-for-sale	273,262	—	273,262	—
Total financial assets	$300,441	$1,724	$298,717	$—

4. Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s right-of-use assets and lease liabilities as of June 30, 2019 (in thousands, except for years and %):

Right-of-use assets	$730

Lease liability obligations, current	$288
Lease liability obligations, less current portion	513
Total lease liability obligations	$801

Weighted-average remaining lease term	2.58 years

Weighted-average discount rate	6.00%

During the three and six months ended June 30, 2019, the Company recognized $77,000 and $154,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of June 30, 2019 are as follows (in thousands):

Remainder of 2019	$163
2020	333
2021	343
2022	29
Total minimum lease payments	$868
Less: amount representing interest	$(67)
Total lease liability obligations	$801

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2019 and December 31, 2018. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and six months ended June 30, 2019 and 2018.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1.8 million in study costs associated with certain clinical studies.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1.8 million as a prepaid expense on the balance sheet, which was fully amortized as of June 30, 2019.  During the three and six months ended June 30, 2019, the Company recorded amortization expense of $6,000 and $140,000, respectively, in clinical study costs related to the SPA with PoC.  During the three and six months ended June 30, 2018, the Company recorded amortization expense of $252,000 and $477,000, respectively, in clinical study costs related to the SPA with PoC.

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

On September 28, 2017, the Company also entered a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”) the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment

Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No additional shares were issued during the year ended December 31, 2018 and three and six months ended June 30, 2019.

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

During the three months ended June 30, 2019 and 2018, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 9,568 and 72,597 shares of its common stock to certain employees, respectively.

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through June 30, 2019, in accordance with the terms of the 2014 Plan, an additional 4,832,334 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 1,380,666 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP, respectively.

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

During the three and six months ended June 30, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Stock options	$550	$318	$1,192	$571
Restricted stock and restricted stock units	315	120	650	324
Employee stock purchase plan	57	192	114	346
Total stock-based compensation expense included in expenses	$922	$630	$1,956	$1,241
Stock-based compensation expense by line item:
Research and development expenses	$279	$223	$672	$395
General and administrative expenses	643	407	1,284	846
Total stock-based compensation expense included in expenses	$922	$630	$1,956	$1,241

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2019
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$4,323	2.66
Restricted stock and restricted stock units	$2,489	2.46

The following table is a summary of restricted stock activity during the six months ended June 30, 2019:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2019	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2019:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2018	128,125	$5.37
Granted	343,524	$7.80
Vested	(42,622)	$5.90
Forfeited	(1,467)	$7.64
Unvested June 30, 2019	427,560	$7.26

In January 2019, the Company issued 221,600 performance based restricted stock units (PRSU awards) to several of its employees, which are reflected in the above summary of restricted stock unit activity.  The shares subject to the PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of June 30, 2019, three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $190,000 and $392,000 during the three and six months ended June 30, 2019, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	2,014,047	$3.72
Granted	636,287	$7.97
Exercised	(36,937)	$2.84		198,000
Cancelled	(13,988)	$6.07
Options outstanding at June 30, 2019	2,599,409	$4.76	8.01	9,703,000
Options exercisable at June 30, 2019	1,221,405	$3.75	7.21	5,813,000

The Company received $105,000 and $239,000 in cash proceeds from exercises of stock options during the six months ended June 30, 2019 and 2018, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2019 was $5.50.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2019
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

Since the Company had a net operating loss carryforward as of June 30, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

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

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of June 30, 2019, warrants to purchase an aggregate of 4,168,238 shares were outstanding and warrants to purchase an aggregate of 116,603 and 356,363 shares were exercised during the three and six months ended June 30, 2019, respectively.

On April 13, 2016, pursuant to the terms of the Loan and Security Agreement, the Company issued to Ligand a warrant  to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”). The Ligand Warrant has an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued to Ligand pursuant to the loan and security agreement with Ligand.

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to the Shelf Registration Statement. In a concurrent private placement, the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”), for each share of common stock purchased by a Purchaser in the Registered Direct Offering (the “Private Placement”) and, together with the Registered Direct Offering, (the “Offerings”). On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and will be exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. If a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  On January 16, 2018, the resale registration statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of June 30, 2019, warrants to purchase an aggregate of 885,395 shares were outstanding and no warrants were exercised during the three and six months ended June 30, 2019.

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

Rent expense was $77,000 and $154,000 for the three and six months ended June 30, 2019, respectively. Rent expense was $63,000 and $125,000 for the three and six months ended June 30, 2018, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of June 30, 2019:
2019	$163
2020	333
2021	343
2022	29
Total minimum lease payments	$868

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2019, and events which occurred subsequent to June 30, 2019, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

Research and Development Expenses

During the year ended December 31, 2018, we charged $19.0 million to research and development expense as we continued our efforts in conducting a Phase 2 clinical trial for VK2809 and performed additional in vivo studies for VK2809 and VK0214.  During the three and six months ended June 30, 2019, we charged $7.3 million and $11.8 million to research and development expense primarily related to conducting certain toxicology studies, manufacturing of drug product and planning for the initiation of a clinical trial of VK2809 in biopsy-confirmed NASH later this year. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•	employee and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;

•

expenses incurred under agreements with investigative sites and contract research organizations, or CROs, which will conduct a substantial portion of our research and development activities on our behalf;

•	payments to third-party manufacturers, which will produce our active pharmaceutical ingredients and finished products;

•	license fees paid to third parties for the use of their intellectual property; and

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

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2019 includes primarily interest income earned from our cash, cash equivalents and short-term investments. Other income (expense) for the three and six months ended June 30, 2018 includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note, or Ligand Note, issued pursuant to the Loan and Security Agreement with Ligand, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. The Ligand Note and related interest were paid in full on May 21, 2018.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
Research and development expenses	$7,333	$5,221	$2,112	40.5%

The increase in research and development expenses during the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to increases in expenses of $1.4 million related to the manufacturing of certain of our drug candidates, $249,000 related to certain pre-clinical study efforts, $520,000 related to services provided by certain third-party consultants, $56,000 in stock-based compensation expense, and $130,000 related to wages and benefits, partially offset by a decrease of $216,000 primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
General and administrative expenses	$2,236	$1,704	$532	31.2%

The increase in general and administrative expenses during the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to increases in stock-based compensation expense of $236,000, salary and benefits related expenses of $67,000, services provided by certain third-party consultants of $76,000 and professional fees of $65,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2019 and 2018 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
Other income (expense)	$1,895	$253	$1,642	649.0%

Other income (expense) recognized during the three months ended June 30, 2019 consisted primarily of interest income of $1.9 million offset by $30,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended June 30, 2018 consisted primarily of income of $37,000 related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $406,000, partially offset by $146,000 of expense related to the amortization of the Ligand Note discount, $14,000 of interest expense related to the Ligand Note and $30,000 of expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
Research and development expenses	$11,828	$8,264	$3,564	43.1%

The increase in research and development expenses during the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to increases in expenses of $2.2 million related to the manufacturing of certain of our drug candidates, $783,000 related to certain pre-clinical study efforts, $668,000 related to services provided by certain third-party consultants, $277,000 in stock-based compensation expense and $297,000 related to wages and benefits, partially offset by a decrease of $583,000 primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
General and administrative expenses	$4,547	$3,466	$1,081	31.2%

The increase in general and administrative expenses during the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to increases in stock-based compensation expense of $439,000, salary and benefits related expenses of $159,000, services provided by certain third-party consultants of $196,000, liability insurance expense of $78,000 and professional fees of $104,000.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2019 and 2018 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
Other income (expense)	$3,777	$1,507	$2,270	150.6%

Other income (expense) recognized during the six months ended June 30, 2019 consisted primarily of interest income of $3.8 million, offset by $60,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the six months ended June 30, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $611,000, partially offset by $404,000 of expense related to the amortization of the Ligand Note discount, $38,000 of interest expense related to the Ligand Note and $60,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $292.6 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the third quarter of 2020, which is more than one year after the date of our filing of this Form 10-Q.

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

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(9,611)	$(10,573)
Cash provided by (used in) investing activities	$3,370	$(96,252)
Cash provided by financing activities	$585	$132,447

Cash Used in Operating Activities

During the six months ended June 30, 2019, cash used in operating activities of $9.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as accretion of investment discounts, amortization of financing costs, amortization of non-cash clinical trial costs, and stock-based compensation as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

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

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities of $3.4 million resulted primarily from the proceeds of sales and maturities of investments of $186.3 million, offset by the purchase of investments of $182.9 million.

During the six months ended June 30, 2018, cash used in investing activities of $96.3 million resulted primarily from the purchase of investments of $113.7 million, offset by proceeds of sales and maturities of investments of $17.5 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $585,000, which consisted primarily of proceeds from certain warrant exercises of $535,000 and proceeds from certain stock option exercises and ESPP purchases of $172,000, offset by the value of shares withheld to cover taxes of $122,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of June 30, 2019, we had an accumulated deficit of $115.5 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2019, we had cash, cash equivalents and investments totaling $292.6 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

We have relied upon and plan to continue to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our licensed ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices, or cGMP, good clinical practices, or GCP, and good laboratory practice, or GLP, which are a collection of laws and regulations enforced by the FDA, EMA or comparable foreign authorities for all of our drug candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, selonsertib, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., tropifexor from Novartis Pharmaceuticals Corporation, MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), pegbelfermin (BMS-986036) from Bristol-Myers Squibb, NGM282  and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., seladelpar from CymaBay Therapeutics, Inc., lanifibranor from Inventiva S.A., and BI 1467335 from Boehringer Ingelheim International GmbH.  In addition, we are aware of active programs at 3-V Biosciences Inc., Akero Therapeutics, Inc., AstraZeneca plc., Dicerna Pharmaceuticals, Inc., Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Enyo Pharma SA, Forma Therapeutics, Inc., Gemphire Therapeutics Inc., Immuron Ltd., LifeMax Laboratories, Inc., MediciNova Inc., MiNA Therapeutics Limited, Nitto Denko Corporation, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sanofi S.A., Second Genome, Inc. and Zydus Cadila.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from several experimental therapies that are in various stages of development for acute rehabilitation following hip fracture surgery, including programs in development at Morphosys AG and Novartis AG. There are also several experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including F. Hoffman – La Roche, GlaxoSmithKline plc and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. High-dose biotin is under investigation for the treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Applied Genetic Technologies Corporation, Biogen Inc., bluebird bio, Inc., Magenta Therapeutics, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L., NeuroVia, Inc., Orpheris, Inc., Poxel SA, ReceptoPharm, Inc., SOM Biotech S.L., and Vertex Pharmaceuticals, Inc., which may be competitive with VK0214, if approved.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted.  The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There have been public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA and Medicare.  For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the PPACA are invalid as well. While the Texas District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the law and our business. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration has each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2019, we had fourteen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2019, we owned or co-owned fifty-seven patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may enter into collaboration agreements with U.S. and foreign academic institutions to accelerate development of our current or future preclinical drug candidates. Typically, these agreements include an option for us to negotiate a license to the institution’s intellectual property rights resulting from the collaboration. Even with such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to license rights from a collaborating institution, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our desired program.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of June 30, 2019, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, four U.S. patent applications, three U.S. provisional applications and additional patent applications in certain foreign jurisdictions.  We also in-licensed one additional U.S. application and patent applications in certain foreign jurisdictions directed to VK0214 as of June 30, 2019. For VK5211, as of June 30, 2019, we in-licensed eight patents in the U.S. and several other patents in certain foreign jurisdictions.  For VK0612, as of June 30, 2019, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we are currently aware of at least two third-party companies that are selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. Lawsuits to protect our intellectual property rights can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may apply for, own or license in the future. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the market price of our common stock.

*Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings, including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2019, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2019, our executive officers, directors and 5% or greater stockholders beneficially owned 40.0% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of June 30, 2019, Ligand and its affiliates beneficially owned approximately 10.3% of our outstanding common stock.  Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

For as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are neither an “emerging growth company” nor a “smaller reporting company.”

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

We will incur significantly increased costs as a result of operating as a public company and our management and other personnel will be required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. We have a small management team that, along with other personnel, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

As of December 31, 2018, we had approximately $23.3 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $5.5 million of which can be carried forward indefinitely.  We have $22.8 million of state net operating loss carryforwards that will begin to expire in 2034.  Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us.  We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $10.1 million federal and $10.1 million state tax net operating loss carryforwards are available for utilization as of December 31, 2018.  The full amounts of the $23.3 million federal and $22.8 million state tax net operating loss carryforwards will be available for utilization as of December 31, 2021.  We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of our underwritten public offerings of 8,625,000 shares and 9,500,000 shares of our common stock, respectively, and determined at each date that there was no deemed ownership change.  In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2019:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—		—	—	—
May 1, 2019 - May 31, 2019	4,464	(1)	$8.60	—	—
June 1, 2019 - June 30, 2019	—		—	—	—
Total	4,464		$8.60	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 26, 2019, Hiroko Masamune, Ph.D., our Chief Development Officer, resigned from all positions with our company, effective July 31, 2019.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the Offering.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018, (iv) Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: August 1, 2019	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)