Form 10-Q
period 2019-09-30
Viking Therapeutics, Inc.
filed 2019-11-05
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 31, 2019
Common stock, $0.00001 par value	72,263,516

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,952	$24,779
Short-term investments – available for sale	257,120	276,741
Prepaid clinical trial and preclinical study costs	612	335
Prepaid expenses and other current assets	572	278
Total current assets	289,256	302,133
Right-of-use assets	664	—
Deferred public offering and other financing costs	173	150
Deposits	29	29
Total assets	$290,122	$302,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,095	$959
Other accrued liabilities	3,802	3,591
Lease liability, current	295	—
Total current liabilities	6,192	4,550
Deferred rent	—	12
Lease liability, net of current portion	438	—
Total long-term liabilities	438	12
Total liabilities	6,630	4,562
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2019 and December 31, 2018; 72,255,876, and 71,742,043 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	404,581	401,090
Accumulated deficit	(121,247)	(102,918)
Accumulated other comprehensive income (loss)	157	(423)
Total stockholders’ equity	283,492	297,750
Total liabilities and stockholders’ equity	$290,122	$302,312

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,279	5,687	17,108	13,951
General and administrative	2,160	1,707	6,706	5,173
Total operating expenses	7,439	7,394	23,814	19,124
Loss from operations	(7,439)	(7,394)	(23,814)	(19,124)
Other income (expense):
Change in fair value of debt conversion feature liability	—	—	—	1,398
Amortization of debt discount	—	—	—	(404)
Amortization of financing costs	(40)	(30)	(100)	(90)
Interest income, net	1,742	824	5,581	1,397
Realized gain on investments, net	6	—	4	—
Total other income, net	1,708	794	5,485	2,301
Net loss	(5,731)	(6,600)	(18,329)	(16,823)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(82)	30	580	(97)
Comprehensive loss	$(5,813)	$(6,570)	$(17,749)	$(16,920)

Basic and diluted net loss per common share	$(0.08)	$(0.11)	$(0.25)	$(0.32)
Weighted-average shares used to compute basic and diluted net loss per share	72,040	61,232	71,907	52,943

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2019	72,173,489	$1	$403,630	$(115,516)	$239	$288,354
Employee stock-based compensation	(205)	—	810	—	—	810
Issuance of common stock under employee stock plans	48,400	—	90	—	—	90
Issuance of common stock from warrant exercises	34,192	—	51	—	—	51
Unrealized gain (loss) on investments	—	—	—	—	(82)	(82)
Net loss	—	—	—	(5,731)	—	(5,731)
Balance at September 30, 2019	72,255,876	$1	$404,581	$(121,247)	$157	$283,492

	Nine-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750
Employee stock-based compensation	(14,249)	—	2,643	—	—	2,643
Issuance of common stock under employee stock plans	137,527	—	262	—	—	262
Issuance of common stock from warrant exercises	390,555	—	586	—	—	586
Unrealized gain (loss) on investments	—	—	—	—	580	580
Net loss	—	—	—	(18,329)	—	(18,329)
Balance at September 30, 2019	72,255,876	$1	$404,581	$(121,247)	$157	$283,492

	Three-Month Period Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2018	60,652,794	$1	$231,587	$(91,078)	$(147)	$140,363
Employee stock-based compensation	(205)	—	747	—	—	747
Issuance of common stock under employee stock plans	21,604	—	157	—	—	157
Issuance of common stock from warrant exercises	1,110,411	—	2,342	—	—	2,342
Sale of common stock, net of issuance costs	9,500,000	—	165,014	—	—	165,014
Unrealized gain (loss) on investments	—	—	—	—	30	30
Net loss	—	—	—	(6,600)	—	(6,600)
Balance at September 30, 2018	71,284,604	$1	$399,847	$(97,678)	$(117)	$302,053

	Nine-Month Period Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	35,817,104	$—	$94,339	$(80,855)	$(20)	$13,464
Employee stock-based compensation	(22,546)	—	1,890	—	—	1,890
Issuance of common stock under employee stock plans	257,289	—	470	—	—	470
Issuance of common stock from warrant exercises	4,457,757	—	7,167	—	—	7,167
Sale of common stock, net of issuance costs	30,775,000	1	295,981	—	—	295,982
Unrealized gain (loss) on investments	—	—	—	—	(97)	(97)
Net loss	—	—	—	(16,823)	—	(16,823)
Balance at September 30, 2018	71,284,604	$1	$399,847	$(97,678)	$(117)	$302,053

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(18,329)	$(16,823)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	—	404
Amortization of investment premiums, net	23	144
Amortization of financing costs	100	90
Amortization of non-cash clinical trial costs	140	541
Change in fair value of debt conversion feature liability	—	(1,398)
Stock-based compensation	2,767	1,991
Realized gain on investments	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(710)	(1,823)
Accounts payable	1,129	(333)
Accrued expenses	1,875	1,131
Net cash used in operating activities	(13,009)	(16,076)
Cash flows from investing activities
Purchases of investments	(282,358)	(167,290)
Proceeds from maturities of investments	300,882	43,952
Net cash provided by (used in) investing activities	18,524	(123,338)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	—	296,607
Public offering and financing costs	(66)	(482)
Repayment of convertible notes payable	—	(3,833)
Value of shares withheld related to employee tax withholding	(124)	(101)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	848	7,741
Net cash provided by financing activities	658	299,932
Net increase in cash and cash equivalents	6,173	160,518
Cash and cash equivalents beginning of period	24,779	8,988
Cash and cash equivalents end of period	$30,952	$169,506

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$81

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$58	$283

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of September 30, 2019, statements of operations for the three and nine months ended September 30, 2019 and 2018, statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Annual Report on Form 10-K filed by the Company with the SEC on March 13, 2019. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, the statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The December 31, 2018 balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset; a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset (“the leasing criteria”). The Company has determined that its office lease, which has a term in excess of one year, meets the leasing criteria. Therefore, on January 1, 2019, the Company adopted ASU 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected to apply the transition provisions as of January 1, 2019, the date of adoption, and the Company recorded lease ROU assets of $858,000 and related lease liabilities of $882,000 on its balance sheet related to its operating lease. The Company has no financing leases. There were no changes to the Company’s statements of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. ASU 2017-11 requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock for purposes of determining liability or equity classification. Companies that provide earnings per share (“EPS”) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 also addresses navigational concerns within the FASB ASC related to an indefinite deferral available to private companies.  The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.  The Company’s adoption of ASU 2017-11 effective January 1, 2019 did not have a material effect on its financial statements and related disclosures.

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

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the new revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

The Company estimates its preclinical study and clinical trial expenses based on the services it received pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or a combination of these elements. The Company accrues service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of the Company’s service providers invoice the Company in arrears, and to the extent that amounts invoiced differ from its estimates of expenses incurred, the Company accrues for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include:

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

Stock-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the ESPP also allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(5,731)	$(6,600)	$(18,329)	$(16,823)

Denominator:
Weighted-average common shares outstanding	72,223,494	61,414,775	72,089,731	53,154,530
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(211,257)
Denominator for basic and diluted net loss per share	72,040,399	61,231,680	71,906,636	52,943,273

Net loss per share:
Basic and diluted	$(0.08)	$(0.11)	$(0.25)	$(0.32)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2019	2018
Common stock warrants	5,979,441	6,744,779
Restricted stock units	362,726	138,125
Common stock subject to repurchase	183,095	183,095
Common stock options	2,527,976	2,014,047
	9,053,238	9,080,046

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2019, the Company’s investments were in government money market funds and corporate debt securities.  As of December 31, 2018, the Company’s investments were in government money market funds, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2019 or during the year ended December 31, 2018.

Investments classified as available-for-sale as of September 30, 2019 consisted of the following (in thousands):

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	256,963	250	(93)	257,120
	$256,963	$250	$(93)	$257,120

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2019, there were 105 securities in an unrealized gain position and there were 43 securities in an unrealized loss position. The unrealized gains were less than $20,000 individually and $250,000 in the aggregate.  The unrealized losses were less than $14,000 individually and $93,000 in the aggregate. One of these securities has been in a continuous unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At September 30, 2019, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $19.1 million of these securities were scheduled to mature outside of one year at the time of purchase.

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

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments and accounts payable and, through May 21, 2018, debt and its related debt conversion feature liability. The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Further, the

Company believed the fair value of the debt approximated its carrying value based upon relatively stable interest rates and the short-term maturity of the instrument.  Fair value measurements are classified and disclosed in one of the following three categories:

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

As of September 30, 2019 and December 31, 2018, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2019, the Company’s investments were in government money market funds and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$27,527	$27,527	$—	$—
Corporate debt securities, available-for-sale	960	—	960	—
Short-term investments
Corporate debt securities, available-for-sale	257,120	—	257,120	—
Total financial assets	$285,607	$27,527	$258,080	$—

		Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$1,724	$1,724	$—	$—
Corporate debt securities, available-for-sale	21,976	—	21,976	—
Short-term investments
Commercial paper, available for sale	3,479	—	3,479	—
Corporate debt securities, available-for-sale	273,262	—	273,262	—
Total financial assets	$300,441	$1,724	$298,717	$—

4. Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s right-of-use assets and lease liabilities as of September 30, 2019 (in thousands, except for years and %):

Right-of-use assets	$664

Lease liability obligations, current	$295
Lease liability obligations, less current portion	438
Total lease liability obligations	$733

Weighted-average remaining lease term	2.33 years

Weighted-average discount rate	6.00%

During the three and nine months ended September 30, 2019, the Company recognized $77,000 and $231,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of September 30, 2019 are as follows (in thousands):

Remainder of 2019	$82
2020	333
2021	343
2022	29
Total minimum lease payments	$787
Less: amount representing interest	$(54)
Total lease liability obligations	$733

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2019 and December 31, 2018. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and nine months ended September 30, 2019 and 2018.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1.8 million in study costs associated with certain clinical studies.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1.8 million as a prepaid expense on the balance sheet, which was fully amortized as of September 30, 2019.  During the three and nine months ended September 30, 2019, the Company recorded amortization expense of $0 and $140,000, respectively, in clinical study costs related to the SPA with PoC.  During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $64,000 and $541,000, respectively, in clinical study costs related to the SPA with PoC.

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

On September 28, 2017, the Company also entered a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with LPC, pursuant to which the Company has the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”) the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No additional shares were issued during the year ended December 31, 2018 and three and nine months ended September 30, 2019.

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

On September 25, 2018, the Company completed an underwritten public offering of common stock (the “September 2018 Offering”) pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-226133), filed with the SEC on July 11, 2018 and declared effective on July 19, 2018 (the “2018 Shelf Registration Statement”).  In the September 2018 Offering, the Company sold 9,500,000 shares of the Company’s common stock at a public offering price of $18.50 per share. Upon the closing of the September 2018 Offering on September 25, 2018, the Company received net proceeds of $165.0 million, after deducting underwriting discounts, commissions and other offering expenses.

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “Shares”).  Any Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through September 30, 2019.

During the nine months ended September 30, 2019 and 2018, and in accordance with the ESPP, the Company issued an aggregate of 9,568 and 72,597 shares of its common stock to certain employees, respectively.

6. Stock-Based Compensation

In connection with the Company’s initial public offering of common stock (the “IPO”), the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1,

2016 and through September 30, 2019, in accordance with the terms of the 2014 Plan, an additional 4,832,334 shares of the Company’s common stock were added to the number of shares available for issuance under the 2014 Plan, and, in accordance with the terms of the ESPP, an additional 1,380,666 shares of the Company’s common stock were added to the number of shares available for issuance under the ESPP.

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

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

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Stock options	$558	$447	$1,749	$1,018
Restricted stock and restricted stock units	206	79	856	403
Employee stock purchase plan	47	224	162	570
Total stock-based compensation expense included in expenses	$811	$750	$2,767	$1,991
Stock-based compensation expense by line item:
Research and development expenses	$65	$325	$736	$720
General and administrative expenses	746	425	2,031	1,271
Total stock-based compensation expense included in expenses	$811	$750	$2,767	$1,991

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2019
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$3,940	2.46
Restricted stock and restricted stock units	$1,823	2.04

The following table is a summary of restricted stock activity during the nine months ended September 30, 2019:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2019	183,095	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2019:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2018	128,125	$5.37
Granted	343,524	$7.80
Vested	(48,122)	$6.28
Forfeited	(60,801)	$7.57
Unvested September 30, 2019	362,726	$7.18

In January 2019, the Company issued 221,600 performance based restricted stock units (PRSU awards) to several of its employees, which are reflected in the above summary of restricted stock unit activity.  The shares subject to the PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of September 30, 2019, 20,000 PRSU awards were forfeited and three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $153,000 and $546,000 during the three and nine months ended September 30, 2019, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	2,014,047	$3.72
Granted	800,787	$7.91
Exercised	(79,837)	$2.44		409,000
Cancelled	(207,021)	$6.51
Options outstanding at September 30, 2019	2,527,976	$4.86	7.86	6,667,000
Options exercisable at September 30, 2019	1,188,723	$3.86	7.01	4,251,000

The Company received $195,000 and $396,000 in cash proceeds from exercises of stock options during the nine months ended September 30, 2019 and 2018, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2019 was $5.41.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2019 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2019
Expected volatility	78.01%
Expected term (in years)	6.01
Risk-free interest rate	2.31%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

Upon the closing of the IPO, on May 4, 2015, the Company issued to the representative of the underwriters as additional compensation a warrant to purchase an aggregate of 82,500 shares of the Company’s common stock.  The warrant was exercisable for cash or on a cashless basis at a per share exercise price equal to $10.00 commencing on April 28, 2016, one year following the date of the prospectus filed with the SEC relating to the IPO, and would have expired on April 28, 2020.  The warrant was exercised in full during the year ended December 31, 2018.  The warrant also provided for registration rights upon request, under certain circumstances. The piggyback registration right provided in connection with the warrant was to terminate on April 28, 2022.

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of September 30, 2019, warrants to purchase an aggregate of 4,134,046 shares were outstanding and warrants to purchase an aggregate of 34,192 and 390,555 shares were exercised during the three and nine months ended September 30, 2019, respectively.

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

On June 14, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to the Shelf Registration Statement. In a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), the Company also agreed, pursuant to the Securities Purchase Agreement, to issue and sell to each of the Purchasers a warrant to purchase 0.75 shares of common stock (the “Warrants”), for each share of common stock purchased by a Purchaser in the Registered Direct Offering.  On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, became exercisable on December 19, 2017 and will expire on December 19, 2022.  Each holder of a Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. If a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants is not available for the issuance or resale, as applicable, the Purchasers may exercise the Warrants by means of a “cashless exercise.”  On January 16, 2018, the resale registration statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of September 30, 2019, warrants to purchase an aggregate of 885,395 shares were outstanding and no warrants were exercised during the three and nine months ended September 30, 2019.

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

Rent expense was $77,000 and $231,000 for the three and nine months ended September 30, 2019, respectively. Rent expense was $63,000 and $189,000 for the three and nine months ended September 30, 2018, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of September 30, 2019:
2019	$82
2020	333
2021	343
2022	29
Total minimum lease payments	$787

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2019, and events which occurred subsequent to September 30, 2019, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain ongoing toxicology studies, we expect to file an IND to initiate a proof-of-concept study in patients with X-ALD in 2020.

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

Research and Development Expenses

During the year ended December 31, 2018, we charged $19.0 million to research and development expense as we continued our efforts in conducting a Phase 2 clinical trial for VK2809 and performed additional in vivo studies for VK2809 and VK0214.  During the three and nine months ended September 30, 2019, we charged $5.3 million and $17.1 million to research and development expense primarily related to conducting certain toxicology studies, manufacturing of drug product and planning for the initiation of a clinical trial of VK2809 in biopsy-confirmed NASH later this year. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018 includes primarily interest income earned from our cash, cash equivalents and short-term investments. Other income (expense) for the nine months ended September 30, 2018 includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note, or Ligand Note, issued pursuant to the Loan and Security Agreement with Ligand, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments. The Ligand Note and related interest were paid in full on May 21, 2018.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
Research and development expenses	$5,279	$5,687	$(408)	(7.2)%

The decrease in research and development expenses during the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to decreases in expenses of $260,000 related to stock-based compensation expense, $141,000 primarily related to certain clinical study efforts, $109,000 related to manufacturing of certain of our drug candidates and $53,000 related to certain pre-clinical study efforts, partially offset by an increase of $237,000 related to services provided by certain third-party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
General and administrative expenses	$2,160	$1,707	$453	26.5%

The increase in general and administrative expenses during the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to increases in stock-based compensation expense of $321,000, services provided by certain third-party consultants of $58,000 and professional fees of $162,000, partially offset by a decrease in salaries and benefits of $149,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2019 and 2018 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
Other income (expense)	$1,708	$794	$914	115.1%

Other income (expense) recognized during the three months ended September 30, 2019 consisted primarily of interest income of $1.7 million, partially offset by $40,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended September 30, 2018 consisted primarily of interest income of $824,000, partially offset by $30,000 of expense relating to the amortization of certain financing costs.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
Research and development expenses	$17,108	$13,951	$3,157	22.6%

The increase in research and development expenses during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to increases in expenses of $2.1 million related to the manufacturing of certain of our drug candidates, $730,000 related to certain pre-clinical study efforts, $905,000 related to services provided by certain third-party consultants and $252,000 related to salaries and benefits, partially offset by a decrease of $725,000 primarily related to certain clinical study efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
General and administrative expenses	$6,706	$5,173	$1,533	29.6%

The increase in general and administrative expenses during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to increases in stock-based compensation expense of $760,000, services provided by certain third-party consultants of $254,000, liability insurance expense of $116,000 and professional fees of $285,000.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2019 and 2018 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
Other income (expense)	$5,485	$2,301	$3,184	138.4%

Other income (expense) recognized during the nine months ended September 30, 2019 consisted primarily of interest income of $5.6 million, offset by $100,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the nine months ended September 30, 2018 consisted primarily of income of $1.4 million related to the decrease in fair value of the Ligand Note’s conversion feature and interest income of $1.4 million, partially offset by $404,000 of expense related to the amortization of the Ligand Note discount, $38,000 of interest expense related to the Ligand Note and $90,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $288.1 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2020, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 11, 2018, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133), or the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement initially provided us with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement was declared effective by the SEC on July 19, 2018.

Pursuant to the 2018 Shelf Registration Statement, we may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (each, an “Agent” and, together, the “Agents”), pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of our common stock having an aggregate offering price of up to $75.0 million (the “Shares”).  Any Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of our common stock were sold under the ATM Agreement from its inception through September 30, 2019.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(13,009)	$(16,076)
Cash provided by (used in) investing activities	$18,524	$(123,338)
Cash provided by financing activities	$658	$299,932

Cash Used in Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities of $13.0 million primarily reflected our net losses for the period, adjusted by non-cash charges such as accretion of investment discounts, amortization of financing costs, amortization of non-cash clinical trial costs, and stock-based compensation as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities of $18.5 million resulted primarily from the proceeds of sales and maturities of investments of $300.9 million, offset by the purchase of investments of $282.4 million.

During the nine months ended September 30, 2018, cash used in investing activities of $123.3 million resulted primarily from the purchase of investments of $167.3 million, offset by proceeds of sales and maturities of investments of $44.0 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $658,000, which consisted primarily of proceeds from certain warrant exercises of $586,000 and proceeds from certain stock option exercises and employee stock purchase plan purchases of $262,000, offset by the value of shares withheld to cover taxes of $124,000 and payments of certain financing costs of $66,000.

During the nine months ended September 30, 2018, cash provided by financing activities was $299.9 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $165.2 million, $72.6 million and $58.8 million in the September 2018 Offering, June 2018 Offering and February 2018 Offering, respectively, proceeds from certain warrant exercises of $7.3 million and proceeds from certain stock option exercises and employee stock purchase plan purchases of $470,000, offset by the repayment of the Ligand Note of $3.8 million and payments of certain deferred offering and financing costs of $482,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses.  As of September 30, 2019, we had an accumulated deficit of $121.2 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We are also currently conducting certain preclinical studies for VK2809 and certain preclinical studies for VK0214 and expect to commence a Phase 2b study for VK2809 before the end of this year. All other clinical trials, preclinical studies and other analyses performed to date with respect to our drug candidates have been conducted by Ligand. Therefore, as a company, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2019, we had cash, cash equivalents and investments totaling $288.1 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

Any of these changes could make the results of our planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenues.

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

If any of our relationships with these third-party CROs, medical institutions, clinical investigators or contract laboratories terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition, results of operations and the commercial prospects for our drug candidates could be materially and adversely affected, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition or results of operations.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) from Bristol-Myers Squibb, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., seladelpar from CymaBay Therapeutics, Inc., lanifibranor from Inventiva S.A., and BI 1467335 from Boehringer Ingelheim International GmbH.  In addition, we are aware of active programs at 89bio, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Ascletis Biopharmaceutical, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Eli Lilly and Company, Enanta Pharmaceuticals, Inc., Enyo Pharma SA, Forma Therapeutics, Inc., Gemphire Therapeutics Inc., HighTide Therapeutics Inc., Immuron Ltd., LifeMax Laboratories, Inc., Lipocine, MediciNova Inc., Merck & Co., Inc., Nitto Denko Corporation, NorthSea Therapeutics BV, Novo Nordisk A/S, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, and Zydus Cadila.

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. High-dose biotin is under investigation for the treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Applied Genetic Technologies Corporation, Biogen Inc., bluebird bio, Inc., Magenta Therapeutics, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, ReceptoPharm, Inc., SOM Biotech S.L., and Vertex Pharmaceuticals, Inc., which may be competitive with VK0214, if approved.

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

The process of manufacturing our drug candidates is complex, highly regulated and subject to several risks. For example, the process of manufacturing our drug candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our drug candidates could result in reduced production yields, product defects and other supply disruptions. If microbial, viral, or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our drug candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

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

We may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future drug candidates. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If, and when, we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2019, we had fourteen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees.  The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officers have agreed to provide us with at least 60 days’ advance notice of resignation pursuant to their employment agreements with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2019, we owned or co-owned fifty-eight patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of September 30, 2019, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, four U.S. patent applications, three U.S. provisional applications and additional patent applications in certain foreign jurisdictions.  We also in-licensed one additional U.S. patent , one U.S. patent application and patent applications in certain foreign jurisdictions directed to VK0214 as of September 30, 2019. For VK5211, as of September 30, 2019, we in-licensed eight patents in the U.S. and several other patents in certain foreign jurisdictions.  For VK0612, as of September 30, 2019, we in-licensed two patents in the U.S. and several other patents in certain foreign jurisdictions, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2019, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2019, our executive officers, directors and 5% or greater stockholders beneficially owned 45.5% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of September 30, 2019, Ligand and its affiliates beneficially owned approximately 10.2% of our outstanding common stock.  Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended September 30, 2019:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—		—	—	—
August 1, 2019 - August 31, 2019	205	(1)	$7.24	—	—
September 1, 2019 - September 30, 2019	—		—	—	—
Total	205		$7.24	—	—

(1)Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the April 2016 offering.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.5	At-The-Market Equity Offering Sales Agreement, dated as of August 1, 2019, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc.	8-K	8/2/2019	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018, (iv) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: November 5, 2019	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)