Form 10-K
period 2019-12-31
Viking Therapeutics, Inc.
filed 2020-02-26
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 28, 2019 (the last trading day of the registrant’s second fiscal quarter of 2019), was $534,926,426. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2020 was 72,562,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our lead clinical program’s drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or NASH.

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The study is targeting enrollment of approximately 340 patients across five treatment arms.  The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction (MRI-PDFF), from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

VK2809 has been evaluated in six completed clinical studies, which enrolled more than 260 subjects. To date, no serious adverse events, or SAEs, have been observed in subjects receiving VK2809, and overall tolerability remains encouraging. In addition, the compound has been evaluated in chronic toxicity studies of up to 12 months in duration.

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD. Pending completion of certain ongoing toxicology studies, we expect to file an investigational new drug application, or IND, to initiate a proof-of-concept study in patients with X-ALD in 2020.

Our second clinical program’s lead drug candidate, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities prior to conducting additional clinical studies.

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

Novel Selective TRß Agonists for Metabolic Disorders and Adrenoleukodystrophy

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

VK2809 in NASH

In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed NASH.

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The study is targeting enrollment of approximately 340 patients across five treatment arms.  The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction (MRI-PDFF), from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

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

Safety and Tolerability

No SAEs were reported among patients receiving VK2809 or placebo. Mean alanine aminotransferase, or ALT, levels among patients receiving VK2809 were reduced relative to those of patients receiving placebo.  Among patients with elevated baseline ALT levels, those receiving VK2809 also demonstrated reduction relative to placebo.  There were no clinically or numerically meaningful differences in direct bilirubin, indirect bilirubin, alkaline phosphatase or international normalized ratio between patients treated with VK2809 or placebo.  In addition, no meaningful changes to the thyroid hormone axis were observed among VK2809-treated patients compared with placebo-treated patients.

VK2809 Summary Characteristics

VK2809 has been evaluated in one Phase 2 clinical trial and five Phase 1 clinical trials. Based on these clinical and additional preclinical data, we believe VK2809 has the following important characteristics that may benefit patients with metabolic or lipid disorders:

•

Broader efficacy: Current Phase 2 and Phase 1 data suggest VK2809 could reduce liver fat, plasma LDL-C, triglyceride and atherogenic protein levels by greater amounts than existing oral therapies. Such broad and potent lipid lowering-

activity may be particularly desirable for NASH patients with hypercholesterolemia or dyslipidemia, or among patients with risk factors such as chronic kidney disease.
•

Encouraging safety profile: VK2809 has demonstrated encouraging safety to date in over 260 subjects. No drug related serious adverse events were observed. In addition, no cardiovascular abnormalities were reported, in-line with the expected high tissue and receptor selectivity for VK2809.

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

Phase 1 Clinical Data for VK2809

VK2809 has also been evaluated in five Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated patients was similar to placebo-treated patients. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride, or TG, levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted TG levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts. In addition, during 2019, VK2809 was evaluated in three additional Phase 1 studies, evaluating the pharmacokinetics, pharmacodynamics, and potential drug-drug interaction of VK2809 when co-administered with a statin, respectively.

VK0214 in X-linked Adrenoleukodystrophy

We are developing VK0214 for X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. X-ALD is caused by mutations in a peroxisomal transporter of VLCFA known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. TRß is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  Pending completion of certain toxicology studies, we expect to file an IND to conduct a proof-of-concept study in patients with X-ALD in 2020.

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

VK5211 Summary Characteristics

Based on the Phase 2 study, the three Phase 1 studies, and additional preclinical data, we believe VK5211 has the following important characteristics that may suggest therapeutic benefits in patients recovering from hip fracture surgery:

•

Improvement in lean body mass: Clinical data to date suggests VK5211 rapidly stimulates the formation of LBM, an important property for the hip fracture recovery setting, where patients can lose up to 6% of lean body mass in the two months following injury.

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

DGAT-1 Inhibitor Program

We are developing small molecule inhibitors of the enzyme DGAT-1 for the potential treatment of metabolic disorders such as obesity and dyslipidemia. According to the CDC, approximately 39.8% of the adult U.S. population is obese, with the prevalence expected to exceed 45% by 2030. The World Health Organization estimates at least 500 million people are currently obese worldwide. DGAT-1 is a potential therapeutic target for reduction of triglyceride levels in the circulation and fat accumulation in adipose tissues. DGAT-1 null mice exhibit both reduced post-meal plasma triglyceride levels and increased energy expenditure, but have normal levels of circulating free fatty acids. Conversely, transgenic mice that overexpress DGAT-1 in adipose tissue are predisposed to obesity when fed a high-fat diet and have elevated levels of circulating free fatty acids. We have developed a series of novel compounds with tissue- targeting properties intended to mitigate potential side effects by selectively targeting the enterocyte, or intestinal absorptive cells, in the intestine, to inhibit dietary triglyceride uptake, or the liver, to inhibit de novo triglyceride synthesis. We plan to conduct further preclinical studies and file an IND with the FDA at a future date.

EPOR Agonist Program

We are developing small molecule agonists of the EPOR for the potential treatment of anemia. Anemia results from a decrease in red blood cells and is typically experienced by patients with renal complications, cancer patients and HIV/AIDS patients. These patients currently receive recombinant human EPO and other erythropoiesis-stimulating agents, or ESAs. Total worldwide sales of these agents are expected to reach approximately $17 billion by 2025.  However, these agents have a number of limitations, including cost of drug manufacturing, cost of treatment, a non-oral route of administration, and potential for immunogenicity, or possibility of inducing an immune response. Furthermore, ESA treatment is associated with an increased risk of adverse cardiovascular complications in patients with kidney disease when used to increase hemoglobin levels above 13.0 g/dL, and may be related to an increase in mortality in cancer patients. We believe that our drug candidates have the potential to treat anemia with improved safety, tolerability and route of administration. We plan to conduct further preclinical studies and file an IND with the FDA at a future date.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., semaglutide from Novo Nordisk A/S, tropifexor from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) from Bristol-Myers Squibb, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., lanifibranor from Inventiva S.A., and tirzepatide from Eli Lilly and Company. In addition, we are aware of active programs at 89bio, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Enanta Pharmaceuticals, Inc., Enyo Pharma SA, F. Hoffmann-La Roche AG, Forma Therapeutics, Inc., Gemphire Therapeutics Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Ltd., Ionis Pharmaceuticals, Inc., LifeMax Laboratories, Inc., Lipocine, MediciNova Inc., Merck & Co., Inc., Metacrine, Inc., Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, Yuhan Corporation, and Zydus Cadila.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including GlaxoSmithKline plc and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

Loan and Security Agreement

In connection with entering into the Master License Agreement, we entered into a Loan and Security Agreement with Ligand, dated May 21, 2014, as amended on April 8, 2015, January 22, 2016 and May 8, 2017, or the Loan and Security Agreement, pursuant to which, among other things, Ligand agreed to provide us with loans in the aggregate amount of up to $2.5 million. Pursuant to the Loan and Security Agreement, Ligand loaned us $2.5 million through December 31, 2014. Each of the loans was evidenced by a Secured Convertible Promissory Note, or the Ligand Note. On May 21, 2018, the Ligand Note was repaid in full.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.9 million for fiscal year 2020) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

Reimbursement, Anti-Kickback and False Claims Laws and Other Regulatory Matters

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the federal Anti-Kickback Statute, the federal False Claims Act of 1986, as amended, or the federal False Claims Act, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties effective in 2020 of between $11,665 and $23,331 for each separate false claim (each of which is subject to adjustment for inflation), the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of the average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, phased-in by 2014. The CMS have proposed to expand Medicaid rebate liability to the territories of the U.S. as well. In addition, the PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

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

There have been continued public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA.  For example, on December 22, 2017, President Trump signed into law the Tax

Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019.  We cannot predict the ultimate form or timing of any repeal or replacement of the PPACA or the effect such a repeal or replacement would have on our business.

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

Under the Pediatric Research Equity Act of 2003, or the PREA, an NDA or supplement thereto must contain data that is adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The PREA also authorizes the FDA to require holders of approved NDAs for marketed drugs to conduct pediatric studies under certain circumstances. With the enactment of the Food and Drug Administration Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2019, are as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	64	6	U.S., Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, India, Russia, New Zealand, South Africa, Europe and PCT	2025-2039
VK5211 (SARM)	8	18	U.S., Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, Taiwan, and Venezuela	2025-2040
Other SARM	2	31	U.S., Canada, India, Japan, Korea, Mexico, Australia, China, New Zealand, Argentina, Brazil, Europe, and Israel	2020-2026
VK0612 (FBPase inhibitor)	11	2	U.S., China, Hong Kong, Japan, Korea, Australia, Canada, Mexico, India, New Zealand, and Europe	2020-2036
DGAT-1 Inhibitors	3	5	U.S., Hong Kong and Europe	2030
EPOR Inhibitors	1	12	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030-2031

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

Employees

As of December 31, 2019, we had sixteen full-time employees and three part-time employees, seven of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2019, we had an accumulated deficit of $128.7 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or

EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2019, we had cash, cash equivalents and investments totaling $275.6 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or each, an Agent and, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the Shares.  Any Shares offered and sold in the ATM Offering will be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our drug candidates until we or our collaborators receive approval of a new drug application, or an NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. For example, the FDA has released draft guidance regarding clinical trials for drug candidates treating diabetes that may result in more stringent requirements for the clinical trials and regulatory approval of such drug candidates. This and any future guidance that may result from recent FDA advisory panel discussions on the topic of diabetes, non-alcoholic steatohepatitis, or NASH, and other metabolic indications, may make it more expensive to develop and commercialize such drug candidates for such indications. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new drug candidates for diabetes. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., elafibranor from Genfit SA, cenicriviroc from Allergan plc (via acquisition of Tobira Therapeutics, Inc.), aramchol from Galmed Pharmaceuticals Ltd., belapectin

(GR-MD-02) from Galectin Therapeutics Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., semaglutide from Novo Nordisk A/S, tropifexor from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) from Bristol-Myers Squibb, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., lanifibranor from Inventiva S.A., and tirzepatide from Eli Lilly and Company. In addition, we are aware of active programs at 89bio, Inc., Akero Therapeutics, Inc., Albireo Pharma, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Enanta Pharmaceuticals, Inc., Enyo Pharma SA, F. Hoffmann-La Roche AG, Forma Therapeutics, Inc., Gemphire Therapeutics Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Ltd., Ionis Pharmaceuticals, Inc., LifeMax Laboratories, Inc., Lipocine, MediciNova Inc., Merck & Co., Inc., Metacrine, Inc., Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, Yuhan Corporation and Zydus Cadila.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including GlaxoSmithKline plc and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. High-dose biotin is under investigation for the treatment of AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Applied Genetic Technologies Corporation, Biogen Inc., bluebird bio, Inc., Magenta Therapeutics, Inc., MedDay Pharmaceuticals SAS, Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, ReceptoPharm, Inc., SOM Biotech S.L. and Vertex Pharmaceuticals, Inc., which may be competitive with VK0214, if approved.

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

There have been public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. On December 14,

2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court’s ruling with respect to the individual mandate but remanded the case to the District Court to consider whether other parts of the law can remain in effect. While the Texas District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the law and our business. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2020 contains drug price control measures, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. For example, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration has each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020. A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union. We cannot predict what consequences the recent withdrawal of the United Kingdom from the European Union will have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

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

In December 2016, the 21st Century Cures Act was signed into law. This legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2019, we had sixteen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our management team has limited experience in managing and operating a public company, which could have an adverse effect on their ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our management team has limited public company experience, we may have to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

Our employment agreements with our officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of our company, which could harm our financial condition or results.

Certain of our officers are parties to employment agreements that contain change in control and severance provisions in the event of a termination of employment in connection with a change in control of our company providing for cash payments for severance and other benefits and acceleration of vesting of stock options and shares of restricted stock. The accelerated vesting of options and shares of restricted stock could result in dilution to our existing stockholders and lower the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Risks Relating to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2019, we owned or co-owned sixty-eight patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of December 31, 2019, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, five U.S. patent applications, one U.S. provisional application and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent, one U.S. patent application and patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional PCT patent application directed to VK2809 as of December 31, 2019. For VK5211, as of December 31, 2019, we in-licensed eight patents in the U.S. and several other patents in certain foreign jurisdictions. For VK0612, as of December 31, 2019, we in-licensed one patent in the U.S. and one in India, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2019, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2019, our executive officers, directors and 5% or greater stockholders beneficially owned 36.4% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of December 31, 2019, Ligand and its affiliates beneficially owned approximately 10.2% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

As of December 31, 2019, we had approximately $25.2 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $7.4 million of which can be carried forward indefinitely. We have $24.8 million of state net operating loss carryforwards that will begin to expire in 2034. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $15.8 million federal and $15.8 million state tax net operating loss carryforwards are available for utilization as of December 31, 2019. Based on the 2018 limitation, 2021 is the last year for the Section 382 limitation, and the full amounts of the $25.2 million federal and $24.8 million state tax net operating loss carryforwards will be available for utilization as of December 31, 2021. We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of our underwritten public offerings of 8,625,000 shares and 9,500,000 shares of our common stock, respectively, and determined at each date that there was no deemed ownership change. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Holders of Record

As of December 31, 2019, there were approximately five stockholders of record of our common stock and one holder of record of our publicly traded warrants. Certain shares and warrants are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Issuer Repurchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2019:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	—		—
November 1, 2019 – November 30, 2019	—		—
December 1, 2019 – December 31, 2019	3,460	(1)	$7.93	—	—
Total	3,460		$7.93	—	—

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

Our lead clinical program’s drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or NASH.

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The study is targeting enrollment of approximately 340 patients across five treatment arms.  The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction (MRI-PDFF), from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

VK2809 has been evaluated in six completed clinical studies, which enrolled more than 260 subjects. To date, no serious adverse events, or SAEs, have been observed in subjects receiving VK2809, and overall tolerability remains encouraging. In addition, the compound has been evaluated in chronic toxicity studies of up to 12 months in duration.

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD. Pending completion of certain ongoing toxicology studies, we expect to file an investigational new drug application, or IND, to initiate a proof-of-concept study in patients with X-ALD in 2020.

Our second clinical program’s lead drug candidate, VK5211, is an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities prior to conducting additional clinical studies.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK5211 and VK0214 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK2809, VK5211 and VK0214 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on

May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2019, we charged $23.6 million to research and development expense primarily related to our efforts to prepare for the initiation of the VK2809 Phase 2b VOYAGE clinical trial as well as certain toxicology studies for VK2809 and in vivo studies for VK0214. During the year ended December 31, 2018, we charged $19.0 million to research and development expense related primarily to our continued efforts to conduct our Phase 2 clinical trial for VK2809, certain toxicology studies for VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Other Income (Expense)

Through May 21, 2018, other income (expense) includes the change in fair value of the debt conversion feature liability contained in the Secured Convertible Promissory Note issued pursuant to the Loan and Security Agreement with Ligand, or the Ligand Note, and its related interest expense, as well as the non-cash amortization of debt discount cost associated with the Ligand Note, offset by interest income earned from our cash and short-term investments as the Ligand Note and the related interest were repaid in full on May 21, 2018. After May 21, 2018, and throughout all of 2019, other income (expense) includes only interest income earned from our cash, cash equivalents and short-term investments.

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

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers and all related amendments, or ASC 606 or the new revenue standard. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. We will apply ASC 606 prospectively to all contracts.

Research and Development

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to contract research organizations, or CROs, and clinical trial sites, employee and consultant related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

In May 2014, we entered into the Master License Agreement, pursuant to which we acquired certain rights to a number of research and development programs from Ligand. In doing so, we updated our policy on research and development to include the purchase of rights to intangible assets. In accordance with Accounting Standards Codification, or ASC, Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. We note that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in our statement of operations.

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

For our Employee Stock Purchase Plan, or ESPP, we generally recognize compensation expense for the fair value of the purchase options, as measured on the grant date, and use the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As our ESPP also allows for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, we treat this as an accounting modification. The pre- and post-

modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2019	2018
Research and development expenses	$23,559	$19,040	$4,519	23.7%

The increase in research and development expenses during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to increased expenses related to the manufacturing of certain of our drug candidates of $2.3 million, certain clinical study efforts of $1.3 million, services provided by certain third-party consultants of $694,000 and salaries and benefits of $399,000, partially offset by decreased expenses related to certain pre-clinical study efforts of $142,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2019 and 2018 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2019	2018
General and administrative expenses	$9,128	$7,121	$2,007	28.2%

The increase in general and administrative expenses during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to increased expenses related to stock-based compensation of $1.1 million, services provided by certain third-party consultants of $213,000, insurance expense of $152,000, legal and patent expenses of $152,000 and professional fees of $129,000.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2019 and 2018 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2019	2018
Other income (expense)	$6,908	$4,098	$2,810	68.6%

Other income (expense) recognized during the year ended December 31, 2019 consisted primarily of interest income of $7.1 million, offset by expense relating to the amortization of certain financing costs of $146,000.

Other income (expense) recognized during the year ended December 31, 2018 consisted primarily of income related to the decrease in fair value of the Ligand Note’s conversion feature of $1.4 million and interest income of $3.3 million offset by expense related to the amortization of the Ligand Note discount of $404,000, interest expense related to the Ligand Note of $38,000, amortization of certain financing costs $120,000, and realized loss on sale of investment securities of $12,000.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $275.6 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2021, which is more than one year after the date our December 31, 2019 financial statements were issued.

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

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or each, an Agent and, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the Shares.  Any Shares offered and sold in the ATM Offering will be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of our common stock were sold under the ATM Agreement from its inception through December 31, 2019.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2019	2018
Cash used in operating activities	$(24,752)	$(18,755)
Net cash provided by (used in) investing activities	$7,463	$(265,729)
Cash provided by financing activities	$887	$300,275

Cash Used in Operating Activities

During the year ended December 31, 2019, cash used in operating activities of $24.8 million primarily reflected our net losses for the period, adjusted by non-cash charges such as amortization of investment premiums, amortization of financing costs, amortization of non-cash clinical trial costs, and stock-based compensation as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

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

Cash Used in Investing Activities

During the year ended December 31, 2019, cash provided by investing activities of $7.5 million resulted primarily from the proceeds of sales and maturities of investments of $369.9 million, offset by the purchase of investments of $362.4 million.

During the year ended December 31, 2018, cash used in investing activities of $265.7 million resulted primarily from the purchase of investments of $348.2 million offset by the proceeds of sales and maturities of investments of $82.5 million.

Cash Provided by Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $887,000, which consisted primarily of proceeds from certain warrant exercises of $783,000 and proceeds from certain stock option exercises and employee stock purchase plan purchases of $328,000, offset by the value of shares withheld to cover taxes of $151,000 and payments of certain financing costs of $73,000.

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

Future Funding Requirements

As of December 31, 2019, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Recent Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, or ASU 2016-02, which establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-11, or ASU 2018-11, which amends the guidance to add a method of adoption whereby the issuer may elect to recognize a cumulative effect adjustment at the beginning of the period of adoption. ASU 2018-11 does not require comparative period financial information to be adjusted. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of the identified asset for a period of time, the customer has to have both (1) the right to obtain substantially all of the economic benefits from the use of the identified asset and (2) the right to direct the use of the identified asset; a contract does not contain an identified asset if the supplier has a substantive right to substitute such asset, or the leasing criteria. We determined that our office lease, which has a term in excess of one year, meets the leasing criteria. Therefore, on January 1, 2019, we adopted ASU 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby we elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We elected to apply the transition provisions as of January 1, 2019, the date of adoption, and we recorded lease ROU assets of $858,000 and related lease liabilities of $882,000 on our balance sheet related to our operating lease. We have no financing leases. There were no changes to our statements of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11.  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. ASU 2017-11 requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 also addresses navigational concerns within the ASC related to an indefinite deferral available to private companies.  The provisions of the ASU 2017-11related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). We adopted ASU 2017-11 effective January 1, 2019 and it did not have a material effect on our financial statements and related disclosures.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2020 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2019, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2019, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2019, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2019, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2019, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate issued by Viking Therapeutics, Inc.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.5	Description of Registrant’s Securities

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.11#	Non-Employee Director Compensation Policy.	10-K	3/13/2019	10.15

10.12†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.13†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.14†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.15	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.16	Registration Rights Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Metabasis Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.16

10.17	First Amendment to Registration Rights Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

10.18	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.19#	Founder Common Stock Purchase Agreement, dated September 26, 2012, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.18

10.20#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.2

10.21#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.22#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.23	Form of Securities Purchase Agreement, dated June 14, 2017 by and between Viking Therapeutics, Inc. and purchasers in the June 2017 offering.	8-K	6/19/2017	10.1

10.24	Office Lease, dated May 25, 2018, by and between Viking Therapeutics, Inc. and Kilroy Realty, L.P.	10-Q	8/9/2018	10.1

10.25	At-The-Market Equity Offering Sales Agreement, dated as of August 1, 2019, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc.	8-K	8/2/2019	10.1

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2017 to December 31, 2019, (iv) Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to Financial Statements.

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

Viking Therapeutics, Inc.

Date: February 26, 2020	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Brian Lian, Ph.D.

/s/ Michael Morneau	Vice President Finance and Administration (Principal Accounting and Financial Officer)	February 26, 2020
Michael Morneau

/s/ Lawson Macartney, DVM, Ph.D.	Director	February 26, 2020
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	February 26, 2020
Matthew W. Foehr

/s/ Sarah Kathryn Rouan	Director	February 26, 2020
Sarah Kathryn Rouan

/s/ Charles A. Rowland Jr.	Director	February 26, 2020
Charles A. Rowland Jr.

/s/ J. Matthew Singleton	Director	February 26, 2020
J. Matthew Singleton

/s/ Stephen W. Webster	Director	February 26, 2020
Stephen W. Webster

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

Costa Mesa, California

February 26, 2020

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,377	$24,779
Short-term investments – available for sale	267,261	276,741
Prepaid clinical trial and preclinical study costs	7,458	335
Prepaid expenses and other current assets	405	278
Total current assets	283,501	302,133
Right-of-use assets	598	—
Deferred public offering and other financing costs	128	150
Deposits	29	29
Total assets	$284,256	$302,312
Liabilities, convertible notes and stockholders’ equity
Current liabilities:
Accounts payable	$2,431	$959
Other accrued liabilities	4,044	3,591
Lease liability, current	302	—
Total current liabilities	6,777	4,550
Deferred rent	—	12
Lease liability, net of current portion	360	—
Total long-term liabilities	360	12
Total liabilities	7,137	4,562
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2019 and 2018; 72,413,602 shares issued and outstanding at December 31, 2019 and 71,742,043 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	405,803	401,090
Accumulated deficit	(128,697)	(102,918)
Accumulated other comprehensive income (loss)	12	(423)
Total stockholders’ equity	277,119	297,750
Total liabilities and stockholders’ equity	$284,256	$302,312

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenues	$—	$—
Operating expenses:
Research and development	23,559	19,040
General and administrative	9,128	7,121
Total operating expenses	32,687	26,161
Loss from operations	(32,687)	(26,161)
Other income (expense):
Change in fair value of debt conversion feature liability	—	1,398
Amortization of debt discount	—	(404)
Amortization of financing costs	(146)	(120)
Interest income, net	7,050	3,236
Realized gain (loss) on investments	4	(12)
Total other income, net	6,908	4,098
Net loss	(25,779)	(22,063)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	435	(403)
Comprehensive loss	$(25,344)	$(22,466)
Basic and diluted net loss per share	$(0.36)	$(0.38)
Weighted-average shares used to compute basic and diluted net loss per share	71,959	57,580

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2017	35,817,104	$—	$94,339	$(80,855)	$(20)	$13,464
Employee stock-based compensation, net	(26,006)	—	2,481	—	—	2,481
Issuance of common stock under employee stock plans	343,405	—	560	—	—	560
Issuance of common stock from warrant exercises	4,832,540	—	7,729	—	—	7,729
Sale of common stock, net of issuance costs	30,775,000	1	295,981	—	—	295,982
Unrealized gain (loss) on investments	—	—	—	—	(403)	(403)
Net loss	—	—	—	(22,063)	—	(22,063)
Balance at December 31, 2018	71,742,043	1	401,090	(102,918)	(423)	297,750
Employee stock-based compensation, net	(17,709)	—	3,592	—	—	3,592
Issuance of common stock under employee stock plans	160,573	—	328	—	—	328
Issuance of common stock from warrant exercises	528,695	—	793	—	—	793
Unrealized gain (loss) on investments	—	—	—	—	435	435
Net loss	—	—	—	(25,779)	—	(25,779)
Balance at December 31, 2019	72,413,602	$1	$405,803	$(128,697)	$12	$277,119

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(25,779)	$(22,063)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount on notes payable	—	404
Amortization of investment premiums	477	73
Amortization of financing costs	146	120
Amortization of non-cash clinical trial costs	140	666
Change in fair value of debt conversion feature liability	—	(1,398)
Stock-based compensation	3,743	2,608
Amortization of right-of-use assets	260	—
Interest expense related to operating lease liability	48	—
Realized (gain) loss on investments	(4)	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,380)	(137)
Accounts payable	1,472	(508)
Accrued expenses	2,394	1,468
Lease liability	(269)	—
Net cash used in operating activities	(24,752)	(18,755)
Cash flows from investing activities
Purchases of investments	(362,406)	(348,204)
Proceeds from sales and maturities of investments	369,869	82,475
Net cash provided by (used in) investing activities	7,463	(265,729)
Cash flows from financing activities
Proceeds from issuances of common stock, net of underwriting discounts and commissions	—	296,607
Public offering and financing costs	(73)	(765)
Value of shares withheld related to employee tax withholding	(151)	(127)
Repayment of convertible notes payable	—	(3,833)
Proceeds from stock issuance under employee stock purchase plan and warrant exercises	1,111	8,393
Net cash provided by financing activities	887	300,275
Net increase (decrease) in cash and cash equivalents	(16,402)	15,791
Cash and cash equivalents beginning of period	24,779	8,988
Cash and cash equivalents end of period	$8,377	$24,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$81

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$—
Receivable from exercise of warrants	$10	$—

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements relate to determining the fair value of the debt conversion feature liability, through May 21, 2018, and accounting for operating lease and certain commitments. Actual results could differ from those estimates.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 5 for additional information.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Historical net loss per share
Numerator
Net loss	$(25,779)	$(22,063)
Denominator
Weighted-average common shares outstanding	72,142,188	57,784,402
Less: Weighted-average shares subject to repurchase	(183,095)	(204,158)
Denominator for basic and diluted net loss per share	71,959,093	57,580,244
Basic and diluted net loss per share	$(0.36)	$(0.38)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2019	2018
Common stock warrants	5,841,301	6,369,996
Restricted stock units	352,726	128,125
Common stock subject to repurchase	183,095	183,095
Common stock options	2,580,476	2,014,047
	8,957,598	8,695,263

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).  Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. ASU 2017-11 requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock for purposes of determining liability or equity classification. Companies that provide earnings per share (“EPS”) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  ASU 2017-11 also addresses navigational concerns within the ASC related to an indefinite deferral available to private companies.  The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.  The Company’s adoption of ASU 2017-11 effective January 1, 2019 did not have a material effect on its financial statements and related disclosures.

2.	Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of December 31, 2019 and 2018, the Company’s investments were in money market funds, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2019 and 2018.

Investments classified as available-for-sale as of December 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$1,495	$—	$—	$1,495
Corporate debt securities (2)	265,754	190	(178)	265,766
	$267,249	$190	$(178)	$267,261

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2019, there were 87 securities in an unrealized gain position and 66 securities in an unrealized loss position. The unrealized gains were less than $22,000 individually and $190,000 in the aggregate. The unrealized losses were less than $32,000 individually and $178,000 in the aggregate.  Nine of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2019, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $5.9 million of these securities were scheduled to mature outside of one year at the time of purchase.

Investments classified as available-for-sale as of December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$3,479	$—	$—	$3,479
Corporate debt securities (2)	273,677	1	(416)	273,262
	$277,156	$1	$(416)	$276,741

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2018, there were 181 securities in an unrealized loss position and three securities in an unrealized gain position. These unrealized losses were less than $17,000 individually and $416,000 in the aggregate. The unrealized gains were less than $1,000 individually and $1,000 in the aggregate.  These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2018, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $10 million of these securities were scheduled to mature outside of one year at the time of purchase.

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

As of December 31, 2019 and 2018, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2019, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$3,671	$3,671	$—	$—
Corporate debt securities, available-for-sale	3,498	—	3,498	—
Short-term investments
Commercial paper, available for sale	1,495	—	1,495	—
Corporate debt securities, available-for-sale	265,766	—	265,766	—
Total financial assets	$274,430	$3,671	$270,759	$—

		Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$1,724	$1,724	$—	$—
Corporate debt securities, available-for-sale	21,976	—	21,976	—
Short-term investments
Commercial paper, available for sale	3,479	—	3,479	—
Corporate debt securities, available-for-sale	273,262	—	273,262	—
Total financial assets	$300,441	$1,724	$298,717	$—

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

5.Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s right-of-use assets and lease liabilities as of December 31, 2019 (in thousands, except for years and %):

Right of use assets	$598

Lease liability obligations, current	$302
Lease liability obligations, less current portion	360
Total lease liability obligations	$662

Weighted-average remaining lease term	2.08 years

Weighted-average discount rate	6.00%

During the year ended December 31, 2019, the Company recognized $308,000 in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2019 are as follows (in thousands):

2020	$333
2021	343
2022	29
Total minimum lease payments	$705
Less: amount representing interest	$(43)
Total lease liability obligations	$662

The operating lease provides the Company with an option to extend the term of the lease for a period of three years beyond the expiration date of January 2022. If the option is exercised, the renewal term will be upon the same terms and conditions as the original agreement, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the lease.  The option to extend the operating lease was not recognized as part of the Company’s lease liability and right-of-use assets.

6.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2019 and 2018. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the years ended December 31, 2019 and 2018.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”), with PoC Capital, LLC (“PoC”) pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet, which was fully amortized as of December 31, 2019.  During the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $140,000 and $666,000, respectively, in clinical study costs related to the SPA with PoC.

On September 28, 2017, the Company entered into the Registered Offering Purchase Agreement, pursuant to which, on September 29, 2017, the Company sold to Lincoln Park Capital Fund, LLC (“LPC”), 701,282 shares of common stock, at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into the Commitment Purchase Agreement and the LPC Registration Rights Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the Commencement, the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock.  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the Initial Shares and the Commitment Shares.  No additional shares were issued during the years ended December 31, 2019 and 2018.

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

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “Shares”).  Any Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through December 31, 2019.

During the years ended December 31, 2019 and 2018, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 20,114 and 148,713 shares of its common stock to certain employees, respectively.

7.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through December 31, 2019, in accordance with the terms of the 2014 Plan, an additional 4,832,334 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 1,380,666 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP, respectively.

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards or restricted stock units to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of its common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

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

During the years ended December 31, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2018
Stock-based compensation expense by type of award:
Stock options	$2,401	$1,320
Restricted stock and restricted stock units	1,126	482
Employee stock purchase plan	216	806
Total stock-based compensation expense included in expenses	$3,743	$2,608
Stock-based compensation expense by line item:
Research and development expenses	$953	$956
General and administrative expenses	2,790	1,652
Total stock-based compensation expense included in expenses	$3,743	$2,608

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2019
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$3,525	2.43
Restricted stock and restricted stock units	$1,553	1.85

The following table is a summary of restricted shares granted during the years ended December 31, 2019 and 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	245,096	$2.53
Granted	—	$—
Vested	(62,001)	$9.49
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2018	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2019	183,095	$0.17

The following table summarizes restricted stock units activity during the years ended December 31, 2019 and 2018:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2017	46,250	$5.50
Granted	105,000	$5.34
Vested	(23,125)	$5.50
Forfeited	—	$—
Unvested at December 31, 2018	128,125	$5.37
Granted	343,524	$7.80
Vested	(58,122)	$5.40
Forfeited	(60,801)	$7.57
Unvested December 31, 2019	352,726	$7.35

In January 2019, the Company issued 221,600 performance based restricted stock units (PRSU awards) to several of its employees, which are reflected in the above summary of restricted stock unit activity.  The shares subject to the PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of December 31, 2019, 20,000 PRSU awards were forfeited and three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $734,000 during the year ended December 31, 2019.

The following table summarizes stock option activity during the years ended December 31, 2019 and 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,575,864	$2.68
Granted	628,500	$5.89
Exercised	(171,567)	$2.31		$1,336,000
Cancelled	(18,750)	$1.91
Options outstanding at December 31, 2018	2,014,047	$3.72	8.04	$8,599,000
Granted	855,787	$7.82
Exercised	(82,337)	$2.40		$423,000
Cancelled	(207,021)	$6.51
Options outstanding at December 31, 2019	2,580,476	$4.90	7.66	$8,643,000
Options exercisable at December 31, 2019	1,218,098	$3.83	6.78	$5,459,000

The Company received $197,000 and $396,000 in cash proceeds from exercises of stock options during the years ended December 31, 2019 and 2018, respectively.

The total fair value of stock options that vested during the years ended December 31, 2019 and 2018 was $1,343,000 and $852,000, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2019 and 2018 was $5.34 and $4.11, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2019	2018
Expected volatility	77.9%	80.9%
Expected term (in years)	6.01	6.00
Risk-free interest rate	2.26%	2.55%
Expected dividend yield	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2019, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2019 is as follows:

Common stock warrants	5,841,301
Restricted stock units	352,726
Common stock options	2,580,476
Available for grant under the 2014 Plan	2,835,203
Available for issuance under Employee Stock Purchase Plan	1,600,020
13,209,726

8.	Warrants

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

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock.  As of December 31, 2019, 3,995,906 warrants were outstanding and 528,695 and 3,648,098 warrants were exercised during the years ended December 31, 2019 and 2018, respectively.

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

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold the 3,749,783 Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and were exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of December 31, 2019, warrants to purchase an aggregate of 885,395 shares were outstanding and 0 and 1,101,942 warrants were exercised during the years ended December 31, 2019 and 2018, respectively.

9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Current:
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$(5,976)	$(6,283)
State	(1,857)	(2,701)
	$(7,833)	$(8,984)
Change in federal tax rate	—	—
Change in valuation allowance	7,833	8,984
Total income tax expense (benefit)	$—	$—

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Tax provision at U.S. Federal statutory rates	21%	21%
State income taxes net of federal benefit	6%	8%
Non-deductible permanent items	(1)%	(1)%
Stock options	(1)%	1%
Enactment of the Tax Cuts and Jobs Act	—	—
Research and development credits	5%	10%
Other	—	2%
Change in valuation allowance	(30)%	(41)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities	$248	$66
Intangible assets	24,463	18,991
Net operating loss carryforwards	7,017	6,479
Share-based compensation	1,632	1,415
Credits	4,398	2,687
Other	5	121
Total deferred tax assets	37,763	29,759
Valuation Allowance	(37,592)	(29,759)
Total deferred tax assets, net of allowance	$171	$—
Deferred tax liabilities:
Right of use assets	$(167)	$—
Other	(4)	—
Total deferred tax liabilities:	$(171)	$—
Net deferred tax assets (liabilities):	$—	$—

A valuation allowance of $37.6 million and $29.8 million at December 31, 2019 and December 31, 2018, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2019, the Company had approximately $25.2 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $7.4 million of which can be carried forward indefinitely.  The Company has $24.8 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company.  An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. Of the Company’s $25.2 million and $24.8 million of federal and state net operating loss carryforwards, $18.3 million and $17.9 million are limited based on the Company’s ownership change.  The annual limitation is $5.7 million.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2015 through December 31, 2019.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2019 and the year ended December 31, 2018 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2019 and December 31, 2018, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

At December 31, 2019, the Company has federal and state research and development tax credit carry-forwards of approximately $2.9 million and $1.5 million, respectively.  The federal credits begin to expire in 2036.  The state credits do not expire.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2019 or December 31, 2018.

10.	Related-Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Loan and Security Agreement (see Note 6), a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4). As Ligand beneficially owns 10.2% of the Company’s outstanding shares as of December 31, 2019, the Company considers Ligand to be a related party.

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

Rent expense was $308,000 and $197,000 for the years ended December 31, 2019 and 2018, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

Year Ending December 31:
2020	$333
2021	343
2022	29
Total minimum lease payments	$705

12.	Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2019, and events which occurred subsequent to December 31, 2019 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.