Form 10-Q
period 2020-06-30
Viking Therapeutics, Inc.
filed 2020-07-29
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2020
Common stock, $0.00001 par value	72,758,342

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,790	$8,377
Short-term investments – available for sale	244,212	267,261
Prepaid clinical trial and preclinical study costs	6,702	7,458
Prepaid expenses and other current assets	914	405
Total current assets	270,618	283,501
Right-of-use assets	462	598
Deferred public offering and other financing costs	89	128
Deposits	29	29
Total assets	$271,198	$284,256
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,209	$2,431
Other accrued liabilities	5,528	4,044
Lease liability, current	316	302
Total current liabilities	9,053	6,777
Lease liability, net of current portion	198	360
Total long-term liabilities	198	360
Total liabilities	9,251	7,137
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2020 and December 31, 2019; 72,758,342 and 72,413,602 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	409,569	405,803
Accumulated deficit	(147,956)	(128,697)
Accumulated other comprehensive income	333	12
Total stockholders’ equity	261,947	277,119
Total liabilities and stockholders’ equity	$271,198	$284,256

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,780	7,333	15,766	11,828
General and administrative	2,826	2,236	5,787	4,547
Total operating expenses	10,606	9,569	21,553	16,375
Loss from operations	(10,606)	(9,569)	(21,553)	(16,375)
Other income (expense):
Amortization of financing costs	(20)	(30)	(65)	(60)
Interest income, net	1,040	1,925	2,344	3,839
Realized gain (loss) on investments, net	14	—	15	(2)
Total other income, net	1,034	1,895	2,294	3,777
Net loss	(9,572)	(7,674)	(19,259)	(12,598)
Other comprehensive loss, net of tax:
Unrealized gain on securities	1,145	288	321	662
Comprehensive loss	$(8,427)	$(7,386)	$(18,938)	$(11,936)

Basic and diluted net loss per common share	$(0.13)	$(0.11)	$(0.27)	$(0.18)
Weighted-average shares used to compute basic and diluted net loss per share	72,487	71,921	72,422	71,839

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2020	72,562,863	$1	$407,478	$(138,384)	$(812)	$268,283
Employee stock-based compensation	—	—	1,648	—	—	1,648
Issuance of common stock under employee stock plans	51,934	—	227	—	—	227
Issuance of common stock from warrant exercises	143,545	—	216	—	—	216
Unrealized gain on investments	—	—	—	—	1,145	1,145
Net loss	—	—	—	(9,572)	—	(9,572)
Balance at June 30, 2020	72,758,342	$1	$409,569	$(147,956)	$333	$261,947

	Six-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	72,413,602	$1	$405,803	$(128,697)	$12	$277,119
Employee stock-based compensation	(17,124)	—	3,173	—	—	3,173
Issuance of common stock under employee stock plans	112,961	—	239	—	—	239
Issuance of common stock from warrant exercises	248,903	—	354	—	—	354
Unrealized gain on investments	—	—	—	—	321	321
Net loss	—	—	—	(19,259)	—	(19,259)
Balance at June 30, 2020	72,758,342	$1	$409,569	$(147,956)	$333	$261,947

	Three-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2019	72,027,657	$1	$402,464	$(107,842)	$(49)	$294,574
Employee stock-based compensation	(4,464)	—	884	—	—	884
Issuance of common stock under employee stock plans	33,693	—	107	—	—	107
Issuance of common stock from warrant exercises	116,603	—	175	—	—	175
Unrealized gain on investments	—	—	—	—	288	288
Net loss	—	—	—	(7,674)	—	(7,674)
Balance at June 30, 2019	72,173,489	$1	$403,630	$(115,516)	$239	$288,354

	Six-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750
Employee stock-based compensation	(14,044)	—	1,834	—	—	1,834
Issuance of common stock under employee stock plans	89,127	—	171	—	—	171
Issuance of common stock from warrant exercises	356,363	—	535	—	—	535
Unrealized gain on investments	—	—	—	—	662	662
Net loss	—	—	—	(12,598)	—	(12,598)
Balance at June 30, 2019	72,173,489	$1	$403,630	$(115,516)	$239	$288,354

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(19,259)	$(12,598)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums (accretion of investment discounts), net	1,489	(138)
Amortization of financing costs	65	60
Amortization of non-cash clinical trial costs	—	140
Stock-based compensation	3,301	1,956
Amortization of right-of-use assets	136	128
Interest expense related to operating lease liability	18	26
Realized (gain) loss on investments	(15)	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,201	114
Accounts payable	777	910
Accrued expenses	1,484	(104)
Lease liability	(165)	(107)
Net cash used in operating activities	(10,968)	(9,611)
Cash flows from investing activities
Purchases of investments	(138,991)	(182,884)
Proceeds from maturities of investments	159,923	186,254
Net cash provided by investing activities	20,932	3,370
Cash flows from financing activities
Public offering and financing costs	(26)	—
Value of shares withheld related to employee tax withholding	(127)	(122)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	602	707
Net cash provided by financing activities	449	585
Net increase (decrease) in cash and cash equivalents	10,413	(5,656)
Cash and cash equivalents beginning of period	8,377	24,779
Cash and cash equivalents end of period	$18,790	$19,123

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$—

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2020, statements of operations for the three and six months ended June 30, 2020 and 2019, statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2020. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, the statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The December 31, 2019 balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic slowdown or recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

In addition, the Company’s clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Reclassification

Certain amounts reported in prior years in the Statements of Cash Flows have been reclassified to conform to the current year’s presentation.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(9,572)	$(7,674)	$(19,259)	$(12,598)

Denominator:
Weighted-average common shares outstanding	72,670,585	72,104,334	72,605,054	72,021,742
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	72,487,490	71,921,239	72,421,959	71,838,647

Net loss per share:
Basic and diluted	$(0.13)	$(0.11)	$(0.27)	$(0.18)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2020	2019
Common stock warrants	5,592,398	6,013,633
Restricted stock units	795,695	427,560
Common stock subject to repurchase	183,095	183,095
Common stock options	3,429,123	2,599,409
	10,000,311	9,223,697

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of June 30, 2020, the Company’s investments were in government money market funds and corporate debt securities.  As of December 31, 2019, the Company’s investments were in money market funds, commercial paper and corporate debt securities.  There were no sales of available-for-sale securities during the three and six months ended June 30, 2020 or during the year ended December 31, 2019.

Investments classified as available-for-sale as of June 30, 2020 consisted of the following (in thousands):

As of June 30, 2020	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Corporate debt securities (2)	243,879	516	(183)	244,212
	$243,879	$516	$(183)	$244,212

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2020, there were 99 securities in an unrealized gain position and there were 46 securities in an unrealized loss position. The unrealized gains were less than $65,000 individually and $516,000 in the aggregate.  The unrealized losses were less than $47,000 individually and $183,000 in the aggregate. Fourteen of these securities have been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At June 30, 2020, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $48.3 million of these securities were scheduled to mature outside of one year at the time of purchase.

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

As of June 30, 2020 and December 31, 2019, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2020, the Company’s investments were in government money market funds and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$16,398	$16,398	$—	$—
Short-term investments
Corporate debt securities, available-for-sale	244,212	—	244,212	—
Total financial assets	$260,610	$16,398	$244,212	$—

		Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$3,671	$3,671	$—	$—
Corporate debt securities, available-for-sale	3,498	—	3,498	—
Short-term investments
Commercial paper, available for sale	1,495	—	1,495	—
Corporate debt securities, available-for-sale	265,766	—	265,766	—
Total financial assets	$274,430	$3,671	$270,759	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2020 and December 31, 2019 (in thousands, except for years and %):

	June 30,	December 31,
	2020	2019
Right-of-use assets	$462	$598

Lease liability obligations, current	$316	$302
Lease liability obligations, less current portion	198	360
Total lease liability obligations	$514	$662

Weighted-average remaining lease term	1.58 years	2.08 years

Weighted-average discount rate	6.00%	6.00%

During the three and six months ended June 30, 2020, the Company recognized $77,000 and $154,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

During the three and six months ended June 30, 2019, the Company recognized $77,000 and $154,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2020 are as follows (in thousands):

Remainder of 2020	167
2021	343
2022	29
Total minimum lease payments	$539
Less: amount representing interest	$(25)
Total lease liability obligations	$514

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2020 and December 31, 2019. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and six months ended June 30, 2020 and 2019.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares.  No

additional shares were issued during the years ended December 31, 2018 and 2019 or during the three and six months ended June 30, 2020.

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “ATM Shares”).  Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-226133), filed with the SEC on July 11, 2018 and declared effective on July 19, 2018 and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through June 30, 2020.

On March 17, 2020, Company’s Board of Directors authorized a stock repurchase program, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2020, no shares of the Company’s common stock or warrants to purchase its common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program, if any, are expected to be held in treasury until such time as they are reissued or retired by the Company.

During the three months ended June 30, 2020 and 2019, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 20,809 and 9,568 shares of its common stock to certain employees, respectively.

6. Stock-Based Compensation

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan, which number is also the limit on shares of common stock available for awards of incentive stock options. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.  As of December 31, 2019, there were 2,835,203 shares of the Company’s common stock available for grant and, effective January 1, 2020, an additional 2,534,476 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan.  As of June 30, 2020, there were 4,003,035 shares of the Company’s common stock available for grant under 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2019, there were 1,600,020 shares of the Company’s common stock available for issuance and, effective January 1, 2020, an additional 724,136 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP.  As of June 30, 2020, there were 2,303,347 shares of the Company’s common stock available for issuance under ESPP.

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

During the three and six months ended June 30, 2020 and 2019, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Stock options	$859	$550	$1,683	$1,192
Restricted stock and restricted stock units	733	315	1,497	650
Employee stock purchase plan	56	57	121	114
Total stock-based compensation expense included in expenses	$1,648	$922	$3,301	$1,956
Stock-based compensation expense by line item:
Research and development expenses	$404	$279	$724	$672
General and administrative expenses	1,244	643	2,577	1,284
Total stock-based compensation expense included in expenses	$1,648	$922	$3,301	$1,956

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2020
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$6,224	2.69
Restricted stock and restricted stock units	$3,895	1.80

The following table is a summary of restricted stock activity during the six months ended June 30, 2020:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2020	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2020:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2019	352,726	$7.35
Granted	493,996	$7.77
Vested	(51,027)	$6.14
Forfeited	—	$—
Unvested June 30, 2020	795,695	$7.69

In January 2019, the Company issued 221,600 performance based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of June 30, 2020, 20,000 PRSU awards were forfeited and three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $734,000 through December 31, 2019 and $98,000 and $240,000 during the three and six months ended June 30, 2020, respectively.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of June 30, 2020, three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $386,000 and $783,000 during the three and six months ended June 30, 2020, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	2,580,476	$4.90
Granted	911,772	$7.32
Exercised	(41,125)	$2.62		200,000
Cancelled	(22,000)	$7.95
Options outstanding at June 30, 2020	3,429,123	$5.55	7.79	7,355,000
Options exercisable at June 30, 2020	1,706,378	$4.26	6.69	5,833,000

The Company received $108,000 and $105,000 in cash proceeds from exercises of stock options during the six months ended June 30, 2020 and 2019, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2020 was $4.93.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2020 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2020
Expected volatility	77.09%
Expected term (in years)	6.10
Risk-free interest rate	1.44%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2020, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016

Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of June 30, 2020, warrants to purchase an aggregate of 3,845,311 shares were outstanding and warrants to purchase an aggregate of 143,545 and 150,595 shares were exercised during the three and six months ended June 30, 2020, respectively.

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

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”).  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock, was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of June 30, 2020, warrants to purchase an aggregate of 787,087 shares were outstanding and 0 and 98,308 warrants were exercised during the three and six months ended June 30, 2020, respectively.

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

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of June 30, 2020:
2020	$167
2021	343
2022	29
Total minimum lease payments	$539

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2020, and events which occurred subsequent to June 30, 2020, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD. We have recently filed our investigational new drug application and expect to initiate a clinical study with VK0214 by the end of the year.

Other clinical programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities prior to conducting additional clinical studies.

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

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic slowdown or recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2019, we charged $23.6 million to research and development expense primarily related to our efforts to prepare for the initiation of the VK2809 Phase 2b VOYAGE clinical trial as well as certain toxicology studies for VK2809 and in vivo studies for VK0214. During the three and six months ended June 30, 2020, we charged $7.8 million and $15.8 million, respectively, to research and development expenses primarily related to our ongoing efforts in conducting the Phase 2b VOYAGE clinical trial, certain toxicology studies, and manufacturing of drug product. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•	employee and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;

•	expenses incurred under agreements with investigative sites and CROs, which will conduct a substantial portion of our research and development activities, including studies in NASH, on our behalf;

•	payments to third-party manufacturers, which will produce our active pharmaceutical ingredients and finished products;

•	license fees paid to third parties for use of their intellectual property; and

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
Research and development expenses	$7,780	$7,333	$447	6.1%

The increase in research and development expenses during the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to our clinical studies of $1.6 million, manufacturing for our drug candidates of $352,000, salaries and benefits of $172,000 and stock-based compensation of $125,000, partially offset by decreased expenses related to pre-clinical studies of $1.1 million and services provided by third-party consultants of $622,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
General and administrative expenses	$2,826	$2,236	$590	26.4%

The increase in general and administrative expenses during the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to stock-based compensation of $601,000, legal services of $73,000 and insurance expenses of $44,000, partially offset by decreased expenses related to services provided by third-party consultants of $53,000 and travel expenses of $25,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2020 and 2019 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
Other income (expense)	$1,034	$1,895	$(861)	(45.4)%

Other income (expense) recognized during the three months ended June 30, 2020 consisted primarily of interest income of $1.0 million, partially offset by $20,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended June 30, 2019 consisted primarily of interest income of $1.9 million, partially offset by $30,000 of expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
Research and development expenses	$15,766	$11,828	$3,938	33.3%

The increase in research and development expenses during the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to our clinical studies of $4.1 million, manufacturing for our drug candidates of

$739,000, salaries and benefits of $187,000 and stock-based compensation of $52,000, partially offset by decreased expenses related to services provided by third-party consultants of $834,000 and pre-clinical studies of $315,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
General and administrative expenses	$5,787	$4,547	$1,240	27.3%

The increase in general and administrative expenses during the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to stock-based compensation of $1.3 million, legal services of $148,000 and insurance expenses of $84,000, partially offset by decreased expenses related to services provided by third-party consultants of $175,000, professional fees of $54,000 and travel expenses of $35,000.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2020 and 2019 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
Other income (expense)	$2,294	$3,777	$(1,483)	(39.3)%

Other income (expense) recognized during the six months ended June 30, 2020 consisted primarily of interest income of $2.3 million, partially offset by $65,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the six months ended June 30, 2019 consisted primarily of interest income of $3.8 million, partially offset by $60,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $263.0 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2021, which is more than one year after the date of our filing of this Form 10-Q.

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

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Shares.  Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of our common stock were sold under the ATM Agreement from its inception through June 30, 2020.

As of June 30, 2020, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase common stock, over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2020, no shares of our common stock or warrants to purchase our common stock were repurchased by us under the Repurchase Program.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(10,968)	$(9,611)
Cash provided by investing activities	$20,932	$3,370
Cash provided by financing activities	$449	$585

Cash Used in Operating Activities

During the six months ended June 30, 2020, cash used in operating activities of $11.0 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accounts payable and accrued expenses.

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

Cash Provided by Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities of $20.9 million resulted primarily from the proceeds of sales and maturities of investments of $159.9 million, partially offset by the purchase of investments of $139.0 million.

During the six months ended June 30, 2019, cash provided by investing activities of $3.4 million resulted primarily from the proceeds of sales and maturities of investments of $186.3 million, offset by the purchase of investments of $182.9 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $449,000, which consisted primarily of proceeds from certain warrant exercises of $363,000 and proceeds from certain stock option exercises and ESPP purchases of $239,000, partially offset by the value of shares withheld to cover taxes of $127,000.

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
•

the impacts that the COVID-19 global pandemic may have on our business, financial condition and results of operations, including disruptions to our operations and clinical trials, as well as disruptions or delays with respect to the operations of our service providers, suppliers and CROs; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, and VK0214 and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2020, we had an accumulated deficit of $148.0 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2020, we had cash, cash equivalents and investments totaling $263.0 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

•

the impacts that the COVID-19 global pandemic may have on our business, financial condition and results of operations, including disruptions to our operations and clinical trials, as well as disruptions or delays with respect to the operations of our service providers, suppliers and contract research organizations, or CROs; and

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

As of June 30, 2020, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and has since spread to many other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Under the shelter-in-place order, our corporate office was closed and employees had been primarily tele-working from their homes. In May 2020, our office reopened, however, if we are required to close our office in the future for an extended period of time and employees return to tele-working from their homes, then employee productivity may decline and we may be unable to complete certain tasks and operations that cannot be completed from home.

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

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. We and our third-party CROs may need to make certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials.

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

Management continues to monitor the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce, and intends to follow health and safety guidelines as they evolve. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not currently able to predict how long the pandemic will last, or to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition or liquidity for fiscal year 2020.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., cenicriviroc from Allergan plc, resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., semaglutide from Novo Nordisk A/S, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., tropifexor from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) and CC-90001 from Bristol-Myers Squibb, lanifibranor from Inventiva S.A., tirzepatide from Eli Lilly and Company, RG7992 from F. Hoffmann-La Roche AG, and EDP-305 from Enanta Pharmaceuticals, Inc. In addition, we are aware of active programs at 89bio, Inc., Akcea Therapeutics, Akero Therapeutics, Inc., Albireo Pharma, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Enyo Pharma SA, Forma Therapeutics, Inc., Genfit SA, Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Immuron Ltd., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine, MediciNova Inc., Merck & Co., Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, Yuhan Corporation and Zydus Cadila.

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Applied Genetic Technologies Corporation, Autobahn Therapeutics, bluebird bio, Inc., Magenta Therapeutics, Inc., Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, ReceptoPharm, Inc., SwanBio Therapeutics, Inc. and Vertex Pharmaceuticals, Inc., which may be competitive with VK0214, if approved.

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

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020, and entered into a transition period that is scheduled to expire on December 31, 2020. A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union. We cannot predict what consequences the recent withdrawal of the United Kingdom from the European Union will have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2020, we had eighteen full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

*We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract, including our CROs and other business partners, are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations or the operations of our CROs and other business partners, and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our drug candidates could be delayed.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2020, we owned or co-owned sixty patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of June 30, 2020, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, five U.S. patent applications, and one U.S. provisional application, and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional PCT patent application directed to VK2809 as of June 30, 2020. For VK5211, as of June 30,

2020, we in-licensed eight patents in the U.S. and several other patents in certain foreign jurisdictions. For VK0612, as of June 30, 2020, we in-licensed one patent in the U.S. and one in India, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

* We may not be able to protect our intellectual property rights throughout the world.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2020, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

Depending upon the timing, duration and specifics of FDA regulatory approval for our drug candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. This period is generally one-half the time between the effective date of an investigational new drug application (falling after issuance of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.

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

As of June 30, 2020, our executive officers, directors and 5% or greater stockholders beneficially owned 31.5% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of June 30, 2020, Ligand and its affiliates beneficially owned approximately 10.2% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the April 2016 offering.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.5	At-The-Market Equity Offering Sales Agreement, dated as of August 1, 2019, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc.	8-K	8/2/2019	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019, (iv) Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 29, 2020	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2020	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)