Form 10-Q
period 2020-09-30
Viking Therapeutics, Inc.
filed 2020-10-28
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 15, 2020
Common stock, $0.00001 par value	72,951,972

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,870	$8,377
Short-term investments – available for sale	251,434	267,261
Prepaid clinical trial and preclinical study costs	7,120	7,458
Prepaid expenses and other current assets	710	405
Total current assets	263,134	283,501
Right-of-use assets	392	598
Deferred public offering and other financing costs	68	128
Deposits	29	29
Total assets	$263,623	$284,256
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,756	$2,431
Other accrued liabilities	6,636	4,044
Lease liability, current	323	302
Total current liabilities	9,715	6,777
Lease liability, net of current portion	115	360
Total long-term liabilities	115	360
Total liabilities	9,830	7,137
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2020 and December 31, 2019; 72,921,472 and 72,413,602 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	411,082	405,803
Accumulated deficit	(157,244)	(128,697)
Accumulated other comprehensive income (loss)	(46)	12
Total stockholders’ equity	253,793	277,119
Total liabilities and stockholders’ equity	$263,623	$284,256

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,116	5,279	22,882	17,108
General and administrative	2,727	2,160	8,514	6,706
Total operating expenses	9,843	7,439	31,396	23,814
Loss from operations	(9,843)	(7,439)	(31,396)	(23,814)
Other income (expense):
Amortization of financing costs	(20)	(40)	(85)	(100)
Interest income, net	576	1,742	2,920	5,581
Realized gain (loss) on investments, net	(1)	6	14	4
Total other income, net	555	1,708	2,849	5,485
Net loss	(9,288)	(5,731)	(28,547)	(18,329)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(379)	(82)	(58)	580
Comprehensive loss	$(9,667)	$(5,813)	$(28,605)	$(17,749)

Basic and diluted net loss per common share	$(0.13)	$(0.08)	$(0.39)	$(0.25)
Weighted-average shares used to compute basic and diluted net loss per share	72,643	72,040	72,496	71,907

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2020	72,758,342	$1	$409,569	$(147,956)	$333	$261,947
Employee stock-based compensation	(26,918)	—	1,307	—	—	1,307
Issuance of common stock under employee stock plans	122,832	—	105	—	—	105
Issuance of common stock from warrant exercises	67,216	—	101	—	—	101
Unrealized loss on investments	—	—	—	—	(379)	(379)
Net loss	—	—	—	(9,288)	—	(9,288)
Balance at September 30, 2020	72,921,472	$1	$411,082	$(157,244)	$(46)	$253,793

	Nine-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	72,413,602	$1	$405,803	$(128,697)	$12	$277,119
Employee stock-based compensation	(44,042)	—	4,480	—	—	4,480
Issuance of common stock under employee stock plans	235,793	—	344	—	—	344
Issuance of common stock from warrant exercises	316,119	—	455	—	—	455
Unrealized loss on investments	—	—	—	—	(58)	(58)
Net loss	—	—	—	(28,547)	—	(28,547)
Balance at September 30, 2020	72,921,472	$1	$411,082	$(157,244)	$(46)	$253,793

	Three-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2019	72,173,489	$1	$403,630	$(115,516)	$239	$288,354
Employee stock-based compensation	(205)	—	810	—	—	810
Issuance of common stock under employee stock plans	48,400	—	90	—	—	90
Issuance of common stock from warrant exercises	34,192	—	51	—	—	51
Unrealized loss on investments	—	—	—	—	(82)	(82)
Net loss	—	—	—	(5,731)	—	(5,731)
Balance at September 30, 2019	72,255,876	$1	$404,581	$(121,247)	$157	$283,492

	Nine-Month Period Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750
Employee stock-based compensation	(14,249)	—	2,643	—	—	2,643
Issuance of common stock under employee stock plans	137,527	—	262	—	—	262
Issuance of common stock from warrant exercises	390,555	—	586	—	—	586
Unrealized gain on investments	—	—	—	—	580	580
Net loss	—	—	—	(18,329)	—	(18,329)
Balance at September 30, 2019	72,255,876	$1	$404,581	$(121,247)	$157	$283,492

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(28,547)	$(18,329)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums (accretion of investment discounts), net	2,567	23
Amortization of financing costs	85	100
Amortization of non-cash clinical trial costs	—	140
Stock-based compensation	4,776	2,767
Amortization of right-of-use assets	206	194
Interest expense related to operating lease liability	25	38
Realized gain on investments	(14)	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25	(710)
Accrued interest, net of interest received on maturity of investments	1,917	1,650
Accounts payable	325	1,129
Other accrued liabilities	2,592	181
Lease liability	(248)	(188)
Net cash used in operating activities	(16,291)	(13,009)
Cash flows from investing activities
Purchases of investments	(247,673)	(282,358)
Proceeds from maturities of investments	258,971	300,882
Net cash provided by investing activities	11,298	18,524
Cash flows from financing activities
Public offering and financing costs	(26)	(66)
Value of shares withheld related to employee tax withholding	(296)	(124)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	808	848
Net cash provided by financing activities	486	658
Net increase (decrease) in cash and cash equivalents	(4,507)	6,173
Cash and cash equivalents beginning of period	8,377	24,779
Cash and cash equivalents end of period	$3,870	$30,952

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$58

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of September 30, 2020, statements of operations for the three and nine months ended September 30, 2020 and 2019, statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2020. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, the statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The December 31, 2019 balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

In addition, the Company’s clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(9,288)	$(5,731)	$(28,547)	$(18,329)

Denominator:
Weighted-average common shares outstanding	72,825,716	72,223,494	72,679,145	72,089,731
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	72,642,621	72,040,399	72,496,050	71,906,636

Net loss per share:
Basic and diluted	$(0.13)	$(0.08)	$(0.39)	$(0.25)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2020	2019
Common stock warrants	5,525,182	5,979,441
Restricted stock units	679,363	362,726
Common stock subject to repurchase	183,095	183,095
Common stock options	3,322,623	2,527,976
	9,710,263	9,053,238

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of September 30, 2020, the Company’s investments were in government money market funds, commercial paper, and corporate debt securities.  As of December 31, 2019, the Company’s investments were in money market funds, commercial paper and corporate debt securities.  There were no sales of available-for-sale securities during the three and nine months ended September 30, 2020 or during the year ended December 31, 2019.

Investments classified as available-for-sale as of September 30, 2020 consisted of the following (in thousands):

As of September 30, 2020	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	21,991	—	—	21,991
Corporate debt securities (2)	229,488	270	(315)	229,443
	$251,479	$270	$(315)	$251,434

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2020, there were 62 securities in an unrealized gain position and there were 76 securities in an unrealized loss position. The unrealized gains were less than $52,000 individually and $270,000 in the aggregate.  The unrealized losses were less than $46,000 individually and $315,000 in the aggregate. Nine of these securities have been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At September 30, 2020, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $85.3 million of these securities were scheduled to mature outside of one year at the time of purchase.

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

As of September 30, 2020 and December 31, 2019, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2020, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$1,873	$1,873	$—	$—
Short-term investments
Commercial paper, available-for-sale	21,991	—	21,991	—
Corporate debt securities, available-for-sale	229,443	—	229,443	—
Total financial assets	$253,307	$1,873	$251,434	$—

		Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$3,671	$3,671	$—	$—
Corporate debt securities, available-for-sale	3,498	—	3,498	—
Short-term investments
Commercial paper, available for sale	1,495	—	1,495	—
Corporate debt securities, available-for-sale	265,766	—	265,766	—
Total financial assets	$274,430	$3,671	$270,759	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s ROU assets and lease liabilities as of September 30, 2020 and December 31, 2019 (in thousands, except for years and %):

	September 30,	December 31,
	2020	2019
Right-of-use assets	$392	$598

Lease liability obligations, current	$323	$302
Lease liability obligations, less current portion	115	360
Total lease liability obligations	$438	$662

Weighted-average remaining lease term	1.33 years	2.08 years

Weighted-average discount rate	6.00%	6.00%

During the three and nine months ended September 30, 2020, the Company recognized $77,000 and $231,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

During the three and nine months ended September 30, 2019, the Company recognized $77,000 and $231,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	85
2021	343
2022	29
Total minimum lease payments	$457
Less: amount representing interest	$(19)
Total lease liability obligations	$438

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2020 and December 31, 2019. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and nine months ended September 30, 2020 and 2019.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 and 2019 or during the three and nine months ended September 30, 2020.

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “ATM Shares”).  Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-226133), filed with the SEC on July 11, 2018 and declared effective on July 19, 2018 and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through September 30, 2020.

On March 17, 2020, Company’s Board of Directors authorized a stock repurchase program, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through September 30, 2020, no shares of the Company’s common stock or warrants to purchase its common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program, if any, are expected to be held in treasury until such time as they are reissued or retired by the Company.

During the nine months ended September 30, 2020 and 2019, and in accordance with the ESPP, the Company issued an aggregate of 20,809 and 9,568 shares of its common stock to certain employees, respectively.

6. Stock-Based Compensation

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan, which number is also the limit on shares of common stock available for awards of incentive stock options. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.  As of December 31, 2019, there were 2,835,203 shares of the Company’s common stock available for grant and, effective January 1, 2020, an additional 2,534,476 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan.  As of September 30, 2020, there were 4,129,953 shares of the Company’s common stock available for grant under 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2019, there were 1,600,020 shares of the Company’s common stock available for issuance and, effective January 1, 2020, an additional 724,136 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP.  As of September 30, 2020, there were 2,303,347 shares of the Company’s common stock available for issuance under the ESPP.

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

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Stock options	$677	$558	$2,361	$1,749
Restricted stock and restricted stock units	770	206	2,267	856
Employee stock purchase plan	27	47	148	162
Total stock-based compensation expense included in expenses	$1,474	$811	$4,776	$2,767
Stock-based compensation expense by line item:
Research and development expenses	$348	$65	$1,073	$736
General and administrative expenses	1,126	746	3,703	2,031
Total stock-based compensation expense included in expenses	$1,474	$811	$4,776	$2,767

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2020
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$5,279	2.55
Restricted stock and restricted stock units	$2,810	1.80

The following table is a summary of restricted stock activity during the nine months ended September 30, 2020:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2020	183,095	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2020:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2019	352,726	$7.35
Granted	493,996	$7.77
Vested	(128,859)	$7.12
Forfeited	(38,500)	$8.16
Unvested September 30, 2020	679,363	$7.65

In January 2019, the Company issued 221,600 performance based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of September 30, 2020, 40,000 PRSU awards were forfeited and three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $734,000 through December 31, 2019 and $43,000 and $283,000 during the three and nine months ended September 30, 2020, respectively.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of September 30, 2020, 10,500 PRSU awards were forfeited, and one of the three milestones have been met and the remaining two were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $501,000 and $1,284,000 during the three and nine months ended September 30, 2020, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	2,580,476	$4.90
Granted	911,772	$7.32
Exercised	(86,125)	$2.47		430,000
Cancelled	(83,500)	$7.35
Options outstanding at September 30, 2020	3,322,623	$5.57	7.54	4,863,000
Options exercisable at September 30, 2020	1,766,127	$4.56	6.56	4,035,000

The Company received $213,000 and $195,000 in cash proceeds from exercises of stock options during the nine months ended September 30, 2020 and 2019, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2020 was $4.93.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2020 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2020
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

Since the Company had a net operating loss carryforward as of September 30, 2020, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016

Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of September 30, 2020, warrants to purchase an aggregate of 3,778,095 shares were outstanding and warrants to purchase an aggregate of 67,216 and 217,811 shares were exercised during the three and nine months ended September 30, 2020, respectively.

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

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”), of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”).  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock, was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of September 30, 2020, warrants to purchase an aggregate of 787,087 shares were outstanding and 0 and 98,308 warrants were exercised during the three and nine months ended September 30, 2020, respectively.

8. Commitments and Contingencies

On May 25, 2018, the Company entered into an office lease (the “Lease”) with Kilroy Realty, L.P. The Lease is for approximately 7,149 rentable square feet of space located at the 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Premises”). The Premises will continue to be the Company’s corporate headquarters.

The Lease commenced on November 1, 2018 and will expire on January 31, 2022, unless terminated earlier in accordance with the terms of the Lease (the “Term”). Monthly base rent payments due under the Lease for the Premises will be $27,000, subject to annual increases of 3.0% during the Term. Under the Lease, the Company is responsible for certain charges for common area maintenance and other costs, including electricity and utility expenses and the Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term. Rent expense is being recorded on a straight-line basis over the life of the Lease and the difference between the rent expense and rent paid is being recorded as deferred rent.

The Lease provides the Company with an option to extend the lease for a period of three years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Lease.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of September 30, 2020:
2020	$85
2021	343
2022	29
Total minimum lease payments	$457

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2020, and events which occurred subsequent to September 30, 2020, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD. In September of 2020, we initiated a randomized, double-blind, placebo controlled Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK0214 in healthy patients. The primary objectives of the study include evaluation of the safety and tolerability of single and multiple oral doses of VK0214, as well as identification of VK0214 doses for further clinical development in the setting of X-ALD.

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

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

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

Research and Development Expenses

During the year ended December 31, 2019, we charged $23.6 million to research and development expense primarily related to our efforts to prepare for the initiation of the VK2809 Phase 2b VOYAGE clinical trial as well as certain toxicology studies for VK2809 and in vivo studies for VK0214. During the three and nine months ended September 30, 2020, we charged $7.1 million and $22.9 million, respectively, to research and development expenses primarily related to our ongoing efforts in conducting the Phase 2b VOYAGE clinical trial, certain toxicology studies, manufacturing of drug product and preparing for and initiating our VK0214 Phase 1 study in X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•	employee and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;

•

expenses incurred under agreements with investigative sites and CROs, which will conduct a substantial portion of our research and development activities, including studies in NASH and X-ALD, on our behalf;

•	payments to third-party manufacturers, which will produce our active pharmaceutical ingredients and finished drug products;

•	license fees paid to third parties for use of their intellectual property; and

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
Research and development expenses	$7,116	$5,279	$1,837	34.8%

The increase in research and development expenses during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to our clinical studies of $2.3 million, salaries and benefits of $313,000 and stock-based compensation of $284,000, partially offset by decreased expenses related to pre-clinical studies of $540,000 and services provided by third-party consultants of $444,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
General and administrative expenses	$2,727	$2,160	$567	26.3%

The increase in general and administrative expenses during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to stock-based compensation of $380,000, salaries and benefits of $333,000 and insurance expenses of $46,000, partially offset by decreased expenses related to legal and patent services of $135,000 and travel expenses of $21,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2020 and 2019 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
Other income (expense)	$555	$1,708	$(1,153)	(67.5)%

Other income (expense) recognized during the three months ended September 30, 2020 consisted primarily of interest income of $576,000, partially offset by $20,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended September 30, 2019 consisted primarily of interest income of $1.7 million, partially offset by $40,000 of expense relating to the amortization of certain financing costs.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
Research and development expenses	$22,882	$17,108	$5,774	33.8%

The increase in research and development expenses during the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to our clinical studies of $6.4 million, manufacturing for our drug candidates of $701,000, salaries and benefits of $500,000 and stock-based compensation of $336,000, partially offset by decreased expenses related to services provided by third-party consultants of $1.3 million and pre-clinical studies of $855,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
General and administrative expenses	$8,514	$6,706	$1,808	27.0%

The increase in general and administrative expenses during the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to increased expenses related to stock-based compensation of $1.7 million, salaries and benefits of $338,000 and insurance expenses of $130,000, partially offset by decreased expenses related to services provided by third-party consultants of $191,000, professional fees of $62,000 and travel expenses of $56,000.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2020 and 2019 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
Other income (expense)	$2,849	$5,485	$(2,636)	(48.1)%

Other income (expense) recognized during the nine months ended September 30, 2020 consisted primarily of interest income of $2.9 million, partially offset by $85,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the nine months ended September 30, 2019 consisted primarily of interest income of $5.6 million, partially offset by $100,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $255.3 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2021, which is more than one year after the date of our filing of this Form 10-Q.

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

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Shares.  Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of our common stock were sold under the ATM Agreement from its inception through September 30, 2020.

As of September 30, 2020, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through September 30, 2020, no shares of our common stock or warrants to purchase our common stock were repurchased by us under the Repurchase Program.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(16,291)	$(13,009)
Cash provided by investing activities	$11,298	$18,524
Cash provided by financing activities	$486	$658

Cash Used in Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities of $16.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accrued interest, net of interest received on maturity of investments, accounts payable and accrued expenses.

During the nine months ended September 30, 2019, cash used in operating activities of $13.0 million primarily reflected our net losses for the period, adjusted by non-cash charges such as accretion of investment discounts, amortization of financing costs, amortization of non-cash clinical trial costs, and stock-based compensation as well as changes in our working capital accounts, primarily consisting of an increase in prepaid expenses, accrued interest, net of interest received on maturity of investments, accounts payable and accrued expenses.

Cash Provided by Investing Activities

During the nine months ended September 30, 2020, cash provided by investing activities of $11.3 million resulted primarily from the proceeds of sales and maturities of investments of $259.0 million, partially offset by the purchase of investments of $247.7 million.

During the nine months ended September 30, 2019, cash provided by investing activities of $18.5 million resulted primarily from the proceeds of sales and maturities of investments of $300.9 million, partially offset by the purchase of investments of $282.4 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $486,000, which consisted primarily of proceeds from certain warrant exercises of $464,000 and proceeds from certain stock option exercises and ESPP purchases of $344,000, partially offset by the value of shares withheld to cover taxes of $296,000.

During the nine months ended September 30, 2019, cash provided by financing activities was $658,000, which consisted primarily of proceeds from certain warrant exercises of $586,000 and proceeds from certain stock option exercises and employee stock purchase plan purchases of $262,000, partially offset by the value of shares withheld to cover taxes of $124,000 and payments of certain financing costs of $66,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, which recently commenced a Phase 1 clinical trial, and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of September 30, 2020, we had an accumulated deficit of $157.2 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2020, we had cash, cash equivalents and investments totaling $255.3 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

As of September 30, 2020, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and has since spread to many other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors as determined by the federal government and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the executive orders, San Diego County, where our principal executive offices are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. Under California’s shelter-in-place order, our corporate office was temporarily closed and employees primarily tele-worked from their homes. In May 2020, our office reopened and our employees resumed working from our offices. If, however, we are required to close our office in the future for an extended period of time and employees return to tele-working from their homes, then employee productivity may decline and we may be unable to complete certain tasks and operations that cannot be completed from home.

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

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. We and our third-party CROs may need to make certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the COVID-19 pandemic has negatively impacted, and may continue to negatively impact, our ability to recruit and enroll patients for our clinical trials, as they may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., cenicriviroc from Allergan plc (now part of AbbVie Inc.), resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., semaglutide from Novo Nordisk A/S, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., tropifexor from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) and CC-90001 from Bristol-Myers Squibb, lanifibranor from Inventiva S.A., tirzepatide from Eli Lilly and Company, RG7992 from F. Hoffmann-La Roche AG, and EDP-305 from Enanta Pharmaceuticals, Inc. In addition, we are aware of active programs at 89bio, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Enyo Pharma SA, Forma Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine, MediciNova Inc., Merck & Co., Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, Terns Pharmaceuticals, Inc., Yuhan Corporation and Zydus Cadila.

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Autobahn Therapeutics, bluebird bio, Inc., Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, ReceptoPharm, Inc. and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2020, we had seventeen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2020, we owned or co-owned sixty-nine patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of September 30, 2020, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, five U.S. patent applications, and one U.S. provisional application, and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional U.S. patent application and applications in certain foreign jurisdictions directed to VK2809 as of September 30, 2020. For VK5211, as of September 30, 2020, we in-licensed nine patents in the U.S. and several other patents in certain foreign jurisdictions. For VK0612, as of September 30, 2020, we in-licensed one patent in the U.S. and one in India, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2020, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2020, our executive officers, directors and 5% or greater stockholders beneficially owned 31.2% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of September 30, 2020, Ligand and its affiliates beneficially owned approximately 9.9% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	—	—	—	—
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	26,918	$6.25	—	—
Total	26,918	$6.25	—	—

(1) Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate to be issued by Viking Therapeutics, Inc. in the April 2016 offering.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.5	At-The-Market Equity Offering Sales Agreement, dated as of August 1, 2019, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc.	8-K	8/2/2019	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019, (iv) Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: October 28, 2020	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 28, 2020	By:	/s/ Michael Morneau
Michael Morneau
Vice President, Finance and Administration (Principal Accounting and Financial Officer)