Form 10-K
period 2020-12-31
Viking Therapeutics, Inc.
filed 2021-02-17
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2020 (the last trading day of the registrant’s second fiscal quarter of 2020), was $469,584,214. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2021 was 74,133,121.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

VK2809 has been evaluated in seven completed clinical studies, which enrolled more than 300 subjects. No serious adverse events, or SAEs, have been observed in subjects receiving VK2809 in these completed studies, and overall tolerability remains encouraging. In addition, the compound has been evaluated in chronic toxicity studies of up to 12 months in duration.

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD. In September of 2020, we initiated a randomized, double-blind, placebo controlled Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK0214 in healthy subjects.

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

Our Development Pipeline

The following table highlights our current development pipeline:

Key: TRß, thyroid receptor beta; NASH, nonalcoholic steatohepatitis; X-ALD, X-linked adrenoleukodystrophy.

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

	Placebo	VK2809 5 mg QD	VK2809 10 mg QOD	VK2809 10 mg QD	VK2809 combined
Median relative change in liver fat by MRI-PDFF	-9.4%	-53.8% (p<0.001)	-56.5% (p<0.01)	-59.7% (p<0.001)	-58.1% (p<0.001)
Percentage of patients experiencing ≥ 30% reduction in liver fat	16.7%	100% (p<0.001)	76.9% (p<0.01)	90.9% (p<0.001)	83.3% (p<0.001)

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

VK2809 Summary Characteristics

VK2809 has been evaluated in one Phase 2 clinical trial and six Phase 1 clinical trials. Based on these clinical and additional preclinical data, we believe VK2809 has the following important characteristics that may benefit patients with metabolic or lipid disorders:

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

•

Encouraging safety profile: VK2809 has demonstrated encouraging safety to date in over 290 subjects from completed studies. No drug related serious adverse events were observed. In addition, no cardiovascular abnormalities were reported, in-line with the expected high tissue and receptor selectivity for VK2809.

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

•	Once-daily oral dosing: Clinical data suggest that VK2809 has the potential to lower plasma lipid levels in NASH or hypercholesterolemia patients as a once-daily oral therapy.

Phase 1 Clinical Data for VK2809

VK2809 has also been evaluated in seven Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated patients was similar to placebo-treated patients. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride, or TG, levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted TG levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts. In addition, VK2809 was evaluated in five additional Phase 1 studies, evaluating the pharmacokinetics, pharmacodynamics, potential drug-drug interaction of VK2809 when co-administered with a statin, alternative dosing regimens and hepatic impairment, respectively.

VK0214 in X-linked Adrenoleukodystrophy

We are developing VK0214 for X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. X-ALD is caused by mutations in a peroxisomal transporter of VLCFA known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. TRß is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD.  In September of 2020, we initiated a randomized, double-blind, placebo controlled Phase 1 SAD and MAD clinical trial of VK0214 in healthy subjects. The primary objectives of the study include evaluation of the safety and tolerability of single and multiple oral doses of VK0214, as well as identification of VK0214 doses for further clinical development in the setting of X-ALD.

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

VK5211: A Selective Androgen Receptor Modulator (SARM) for Hip Fracture

VK5211 is an orally available, non-steroidal SARM in development for the treatment of patients recovering from non-elective hip fracture surgery. VK5211 is designed to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue with improved safety and tolerability. Tissue selectivity is critical in treating patients recovering from hip fracture. These patients experience elevated rates of metabolic breakdown of muscle tissue and loss of bone mineral density, or BMD. This results in a loss of muscle strength, an increased risk of additional fractures and increased mortality.

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

VK5211 Summary Characteristics

Based on the Phase 2 study, the three Phase 1 studies, and additional preclinical data, we believe VK5211 has the following important characteristics that may suggest therapeutic benefits in patients recovering from hip fracture surgery:

•

Improvement in lean body mass: Clinical data to date suggests VK5211 rapidly stimulates the formation of lean body mass, or LBM, an important property for the hip fracture recovery setting, where patients can lose up to 6% of lean body mass in the two months following injury.

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

DGAT-1 Inhibitor Program

We are developing small molecule inhibitors of the enzyme DGAT-1 for the potential treatment of metabolic disorders such as obesity and dyslipidemia. According to the CDC, approximately 42% of the adult U.S. population is obese, with the prevalence expected to exceed 50% by 2030. The World Health Organization estimates at least 650 million people are currently obese worldwide. DGAT-1 is a potential therapeutic target for reduction of triglyceride levels in the circulation and fat accumulation in adipose tissues. DGAT-1 null mice exhibit both reduced post-meal plasma triglyceride levels and increased energy expenditure, but have normal levels of circulating free fatty acids. Conversely, transgenic mice that overexpress DGAT-1 in adipose tissue are predisposed to obesity when fed a high-fat diet and have elevated levels of circulating free fatty acids. We have developed a series of novel compounds with tissue- targeting properties intended to mitigate potential side effects by selectively targeting the enterocyte, or intestinal absorptive cells, in the intestine, to inhibit dietary triglyceride uptake, or the liver, to inhibit de novo triglyceride synthesis. We plan to conduct further preclinical studies and file an investigation new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, at a future date.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., cenicriviroc from Allergan plc (now part of AbbVie Inc.), resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., semaglutide from Novo Nordisk A/S, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) and CC-90001 from Bristol-Myers Squibb, lanifibranor from Inventiva S.A., tirzepatide from Eli Lilly and Company, RG7992 from F. Hoffmann-La Roche AG, and EDP-305 from Enanta Pharmaceuticals, Inc. In addition, we are aware of active programs at 89bio, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Enyo Pharma SA, Forma Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine, MediciNova Inc., Merck & Co., Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, Terns Pharmaceuticals, Inc., Yuhan Corporation and Zydus Cadila.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked X-ALD. Hematopoietic stem cell therapy has been used to treat CALD, the most severe form of X-ALD. More recently, gene therapy has been shown to be effective in CALD as well. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on AMN, the most pervasive form of X-ALD. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Autobahn Therapeutics, bluebird bio, Inc., Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, ReceptoPharm, Inc. and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK2809, VK0214 and VK5211, and conducting certain clinical trials and preclinical studies related to these programs. Each of our programs is based on small molecules licensed from Ligand pursuant to our Master License Agreement with Ligand, which we entered into on May 21, 2014.

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

Management Rights Letter

As a condition to entering into the Master License Agreement, we entered into a Management Rights Letter with Ligand, dated as of May 21, 2014, or the Management Rights Letter. Pursuant to the Management Rights Letter, we agreed to: (1) expand the size of our board of directors so as to create one new directorship on our board of directors, and (2) appoint an individual named by Ligand, or the Ligand Director, to fill the newly-created directorship. Pursuant to the terms of the Management Rights Letter, the Ligand Director is entitled to receive the same compensation, including cash payments and equity incentive grants, as is provided to our other directors; however, the Ligand Director is not entitled to receive the compensation provided to our directors in their capacity as members of a committee of our board of directors. Furthermore, we agreed to provide Ligand with advance written notice of the date of the annual meeting of our stockholders for each year in which the Ligand Director is up for election so as to permit Ligand to designate the Ligand Director for election at such annual meeting, and to nominate the Ligand Director to our board of directors at each such annual meeting of our stockholders. In addition, under the Management Rights Letter, we granted Ligand certain contractual management rights in the event Ligand is not represented on our board of directors, including the right to consult with us and offer advice to our management on significant business issues and the right to receive copies of all notices, minutes, consents and other material that we provide to our directors, subject to certain exceptions. We also agreed that, upon the consummation of the IPO, we would appoint a Chairperson of our board of directors who is “independent” under applicable Securities and Exchange Commission, or SEC, rules and the rules and listings standards of The Nasdaq Stock Market LLC. In accordance with the terms of the Management Rights Letter, Matthew W. Foehr was appointed to our board of directors as the Ligand Director and Lawson Macartney, DVM, Ph.D. was

appointed Chairperson of our board of directors. The Management Rights Letter will terminate upon the earliest to occur of: (a) the liquidation, dissolution or indefinite cessation of our business operations; (b) the execution by us of a general assignment for the benefit of creditors or the appointment of a receiver or trustee to take possession of our property and assets; (c) an acquisition of us by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) if our stockholders of record as constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; (d) the date that Ligand and its affiliates collectively cease to beneficially own at least 7.5% of our outstanding voting stock; or (e) May 21, 2024.

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

Registration Rights Agreement

As a condition to the parties entering into the Master License Agreement, we entered into a Registration Rights Agreement, dated May 21, 2014, as amended on January 22, 2016, with Ligand, or the Registration Rights Agreement, pursuant to which we granted certain registration rights to Ligand with respect to (1) the securities issued by us to Ligand pursuant to the Master License Agreement and the securities issuable by us to Ligand pursuant to a Secured Convertible Promissory Note previously issued by us to Ligand, or, collectively, the Viking Securities, (2) the shares of our common stock issued or issuable upon conversion of the Viking Securities, if applicable, and (3) the shares of our common stock issued as a dividend or other distribution with respect to, in exchange for or in replacement of the Viking Securities, or, collectively, the Registrable Securities.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $2.8 million for fiscal year 2021) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

There have been continued public announcements by members of the U.S. Congress regarding plans to repeal and replace the PPACA.  For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019.  President Biden and his administration has announced plans to amend the PPACA to, among other things, expand the scope of the law. We cannot predict the ultimate form or timing of any repeal, replacement, amendment, expansion or other modification of the PPACA or the effect such a repeal, replacement, amendment, expansion or other modification would have on our business.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2020, are as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	63	6	U.S., Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, India, Russia, New Zealand, South Africa, Europe and PCT	2025-2041
VK5211 (SARM)	4	20	U.S., Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, Taiwan, Venezuela and PCT	2025-2040
Other SARM	1	24	U.S., Canada, India, Japan, Korea, Mexico, Australia, China, New Zealand, Argentina, Brazil, Europe, and Israel	2022-2026
VK0612 (FBPase inhibitor)	7	1	U.S., Korea, Australia, Canada, Mexico, India and New Zealand	2025-2036
DGAT-1 Inhibitors	1	7	U.S., Hong Kong and Europe	2030
EPOR Inhibitors	1	12	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030-2031

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

Employees

As of December 31, 2020, we had eighteen full-time employees and two part-time employees, eight of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

•

We are a clinical-stage company with a limited operating history and no products approved for commercial sale. We have incurred net losses since our inception, we expect to incur significant and increasing operating losses and we may never be profitable. Our stock is a highly speculative investment.

•	We currently have no source of product revenue and may never become profitable.

•

The ongoing COVID-19 pandemic has and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

•	Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

•

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

•

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of VK2809 or VK0214 or develop new product candidates.

•	We are dependent on the success of one or more of our current drug candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

•

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and the results of prior preclinical or clinical trials are not necessarily predictive of our future results. Our clinical trials may fail to adequately demonstrate the safety and efficacy of VK2809 or VK0214 or any future product candidates.

•	If we experience delays in clinical testing, our commercial prospects will be adversely affected, our costs may increase and our business may be harmed.

•	If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•

We are developing VK2809 for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of VK2809 for the treatment of NASH.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than us.

•

We have relied on, and expect to continue to rely on, third-party manufacturers to produce our current drug candidates or any future product candidates. Any failure by a third-party manufacturer to produce acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

•	Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Risks Relating to Our Business

We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, which recently commenced a Phase 1 clinical trial, and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2020, we had an accumulated deficit of $168.2 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK2809, VK0214, VK5211, VK0612 and preclinical programs for metabolic disorders and anemia. Selective androgen receptor modulators, or SARMs, such as the one used in our VK5211 program, are key compounds used by us in the development and commercialization of our drug candidates. Most of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, the DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, the DGAT-1and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

Since we do not currently possess the resources necessary to independently develop and commercialize our drug candidates, including our core metabolic and endocrine disease assets, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, the DGAT-1 and EPOR programs, or any other drug candidates that we may develop, we may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect our business, financial condition and results of operations.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2020, we had cash, cash equivalents and investments totaling $248.4 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

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

As of December 31, 2020, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

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

Our business may be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

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

Management continues to monitor the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce, and intends to follow health and safety guidelines as they evolve. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not currently able to predict how long the pandemic will last, or to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition or liquidity for fiscal year 2021.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., cenicriviroc from Allergan plc (now part of AbbVie Inc.), resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., semaglutide from Novo Nordisk A/S, NGM282 (aldafermin) and NGM313 (MK-3655) from NGM Biopharmaceuticals, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) and CC-90001 from Bristol-Myers Squibb, lanifibranor from Inventiva S.A., tirzepatide from Eli Lilly and Company, RG7992 from F. Hoffmann-La Roche AG, and EDP-305 from Enanta Pharmaceuticals, Inc. In addition, we are aware of active programs at 89bio, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., CytoDyn Inc., Durect Corporation, Enyo Pharma SA, Forma Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine, MediciNova Inc., Merck & Co., Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Pfizer Inc., Poxel SA, Sagimet Biosciences, Terns Pharmaceuticals, Inc., Yuhan Corporation and Zydus Cadila.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

There have been public announcements by members of the U.S. Congress regarding plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court’s ruling with respect to the individual mandate but remanded the case to the District Court to consider whether other parts of the law can remain in effect. In November 2020, the U.S. Supreme Court heard the case and is expected to issue an opinion by June 2021. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the law and our business. In addition, President Biden and his administration has announced plans to amend the PPACA to, among other things, expand the scope of the law. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

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

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020, and entered into a transition period that expired on December 31, 2020. A significant portion of the previous regulatory framework in the United Kingdom was derived from the regulations of the European Union. In 2021, the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA, and the European Medicines Agency, or EMA, released guidance explaining the new regulatory framework. We cannot predict the consequences or impact that the new regulatory framework will have on our future operations, if any, in these jurisdictions.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2020, we had eighteen full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2020, we owned or co-owned seventy-three patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of December 31, 2020, for each of VK2809 and VK0214, we in-licensed two patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, five U.S. patent applications, one U.S. provisional application, and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional U.S. patent application and applications in certain foreign jurisdictions directed to VK2809 as of December 31, 2020. For VK5211, as of December 31, 2020, we in-licensed nine patents in the U.S. and several other patents in certain foreign jurisdictions. For VK0612, as of December 31, 2020, we in-licensed one patent in India, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2020, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2020, our executive officers, directors and 5% or greater stockholders beneficially owned 37.0% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

This concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, if they acted together, could materially influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders may be able to determine all matters requiring stockholder approval. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Ligand is one of our largest stockholders, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

As of December 31, 2020, Ligand and its affiliates beneficially owned approximately 9.8% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We are a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended, or the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

For so long as we qualify as a “smaller reporting company,” we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for as long as we are deemed neither a large accelerated filer nor accelerated filer, we will continue to use the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act.

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more and annual revenues of $100 million or more. Our public float on June 30, 2020 was less than $700 million and our annual revenues were less than $100 million,

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Our management is currently required to report on the effectiveness of our internal control over financial reporting. However, as a smaller reporting company and a non-accelerated filer and in accordance with new SEC rules effective in 2020, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we are not deemed an “accelerated filer” or “large accelerated filer.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As a result of operating as a public company, we may incur significantly increased costs and our management and other personnel will be required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be a “smaller reporting company” and “non-accelerated filer,” we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. We have a small management team that, along with other personnel, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

As of December 31, 2020, we had approximately $31.0 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $13.2 million of which can be carried forward indefinitely. We have $30.6 million of state net operating loss carryforwards that will begin to expire in 2034. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, the full amounts of the $15.8 million federal and $15.8 million state tax net operating loss carryforwards are available for utilization as of December 31, 2020. Based on the 2018 limitation, 2021 is the last year for the Section 382 limitation, and the full amounts of the $25.2 million federal and $24.8 million state tax net operating loss carryforwards will be available for utilization as of December 31, 2021. We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of our underwritten public offerings of 8,625,000 shares and 9,500,000 shares of our common stock, respectively, and determined at each date that there was no deemed ownership change. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Holders of Record

As of December 31, 2020, there were approximately five stockholders of record of our common stock and one holder of record of our publicly traded warrants. Certain shares and warrants are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Item 6. Selected Financial Data.

Not required.

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

VK2809 has been evaluated in seven completed clinical studies, which enrolled more than 300 subjects. No serious adverse events, or SAEs, have been observed in subjects receiving VK2809 in these completed studies, and overall tolerability remains encouraging. In addition, the compound has been evaluated in chronic toxicity studies of up to 12 months in duration.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK0214 and VK5211 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK2809, VK0214 and VK5211 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on

May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

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

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing and potential rollout of any vaccines and the willingness of the general population to be vaccinated. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2020, we charged $31.9 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial as well as preparing for and initiating the VK0214 Phase 1 SAD and MAD study in healthy patients. During the year ended December 31, 2019, we charged $23.6 million to research and development expense primarily related to our efforts to prepare for the initiation of the VK2809 Phase 2b VOYAGE clinical trial as well as certain toxicology studies for VK2809 and in vivo studies for VK0214. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Smaller Reporting Company and Non-Accelerated Filer

Until December 31, 2020, we were deemed an “emerging growth company” within the meaning of the rules under the Securities Act, and we utilized certain exemptions from various reporting requirements that were applicable to public companies that were not emerging growth companies. For example, as an emerging growth company, we were not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. Effective December 31, 2020, we are no longer an emerging growth company as December 31, 2020 was the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2020 was less than $700 million and our annual revenues are less than $100 million, we are now deemed a smaller reporting company and a non-accelerated filer. As a non-accelerated filer and in accordance with these new rules, we will continue to not be required to provide an auditor’s attestation report on our internal control over financial reporting in this and potentially future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules.

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

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers and all related amendments, or ASC 606 or the new revenue standard. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. We will apply ASC 606 prospectively to all contracts.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2020	2019
Research and development expenses	$31,931	$23,559	$8,372	35.5%

The increase in research and development expenses during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to increased expenses related to our clinical study efforts of $9.5 million, salaries and benefits of $668,000, stock-based compensation of $405,000 and the manufacturing of our drug candidates of $278,000 partially offset by decreased expenses related to services provided by certain third-party consultants of $1.5 million, pre-clinical study efforts of $908,000 and travel of $40,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2020 and 2019 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2020	2019
General and administrative expenses	$10,731	$9,128	$1,603	17.6%

The increase in general and administrative expenses during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to increased expenses related to stock-based compensation of $1.7 million, salaries and wages of $295,000 and insurance expense of $173,000 partially offset by decreased expenses related to services provided by certain third-party consultants of $201,000, professional fees of $116,000, legal and patent expenses of $83,000 and travel of $71,000.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2020 and 2019 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2020	2019
Other income (expense)	$3,167	$6,908	$(3,741)	(54.2)%

Other income (expense) recognized during the year ended December 31, 2020 consisted primarily of interest income of $3.3 million, offset by expense relating to the amortization of certain financing costs of $106,000.

Other income (expense) recognized during the year ended December 31, 2019 consisted primarily of interest income of $7.1 million, offset by expense relating to the amortization of certain financing costs of $146,000.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $248.4 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2022, which is more than one year after the date our December 31, 2020 financial statements were issued.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2809, VK0214 and VK5211 efforts and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or each, an Agent and, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the Shares.  Any Shares offered and sold in the ATM Offering will be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of our common stock were sold under the ATM Agreement from its inception through December 31, 2020.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2020	2019
Cash used in operating activities	$(21,777)	$(24,752)
Net cash provided by investing activities	$41,567	$7,463
Cash provided by financing activities	$950	$887

Cash Used in Operating Activities

During the year ended December 31, 2020, cash used in operating activities of $21.8 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of financing costs and amortization of right of use asset as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, accounts payable and accrued expenses and a decrease in prepaid expenses and lease liability.

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

Cash Provided by Investing Activities

During the year ended December 31, 2020, cash provided by investing activities of $41.6 million resulted primarily from the proceeds of sales and maturities of investments of $322.2 million, partially offset by the purchase of investments of $280.6 million.

During the year ended December 31, 2019, cash provided by investing activities of $7.5 million resulted primarily from the proceeds of sales and maturities of investments of $369.9 million, partially offset by the purchase of investments of $362.4 million.

Cash Provided by Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $950,000, which consisted primarily of proceeds from certain warrant exercises of $854,000 and proceeds from certain stock option exercises and employee stock purchase plan purchases of $418,000, partially offset by the value of shares withheld to cover taxes of $296,000 and payments of certain financing costs of $26,000.

During the year ended December 31, 2019, cash provided by financing activities was $887,000, which consisted primarily of proceeds from certain warrant exercises of $783,000 and proceeds from certain stock option exercises and employee stock purchase plan purchases of $328,000, partially offset by the value of shares withheld to cover taxes of $151,000 and payments of certain financing costs of $73,000.

Future Funding Requirements

As of December 31, 2020, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated or large accelerated filer.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective February 15, 2021, Greg Zante, our Chief Financial Officer and principal financial officer, was appointed our principal accounting officer until such time as his successor is appointed, or until his earlier resignation or removal. There are no reportable family relationships or related party transactions (as defined in Item 404(a) of Regulation S-K) involving us and Mr. Zante.

Mr. Zante has served as our Chief Financial Officer since January 2021. Prior to Mr. Zante’s appointment as our Chief Financial Officer, Mr. Zante served as our Senior Vice President of Finance since August 2019 and as Vice President, Finance & Operations from December 2016 to July 2019. Mr. Zante possesses nearly 25 years of financial management experience at public and private companies in the biotechnology and accounting industries. Prior to joining us, Mr. Zante was Chief Financial Officer at Dance Biopharm, Inc., a diabetes-focused biopharmaceutical company, from 2013 to 2016, where he managed the company’s private financing strategy and positioned it for initial public offering activities. Mr. Zante has also previously held senior positions at several biopharmaceutical companies including Sangamo Therapeutics, Inc. from 2003 to 2013, Calyx Therapeutics Inc. from 2001 to 2003 and Matrix Pharmaceuticals, Inc. from 2000 to 2001. He is a certified public accountant in the State of California and previously served as a senior staff accountant at Ernst & Young. He holds a BA in Business-Economics from the University of California, Los Angeles.

Mr. Zante’s annualized salary is currently $400,000 and he is currently eligible to receive an annual performance bonus of up to 40% of his base salary for fiscal year 2021. His salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee of our Board of Directors. Mr. Zante’s employment is on an “at will” basis. Mr. Zante was not awarded any equity in connection with his appointment as our principal accounting officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2021 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2020, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2020, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2020, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2020, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2020, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Warrant Agreement, by and between Viking Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, including the Form of Warrant Certificate issued by Viking Therapeutics, Inc.	8-K	4/8/2016	4.1

4.3	Warrant to Purchase Common Stock, dated April 13, 2016, issued by Viking Therapeutics, Inc. to Ligand Pharmaceuticals Incorporated.	8-K	4/14/2016	4.1

4.4	Form of Common Stock Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.5	Description of Registrant’s Securities

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.11#	Non-Employee Director Compensation Policy.	10-K	3/13/2019	10.15

10.12†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.13†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.14†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.15	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.16	Registration Rights Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Metabasis Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.16

10.17	First Amendment to Registration Rights Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

10.18	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.19#	Founder Common Stock Purchase Agreement, dated September 26, 2012, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.18

10.20#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.2

10.21#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.22#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.23	Office Lease, dated May 25, 2018, by and between Viking Therapeutics, Inc. and Kilroy Realty, L.P.	10-Q	8/9/2018	10.1

10.24	At-The-Market Equity Offering Sales Agreement, dated as of August 1, 2019, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc.	8-K	8/2/2019	10.1

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2018 to December 31, 2020, (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) Notes to Financial Statements.

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

Viking Therapeutics, Inc.

Date: February 17, 2021	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph. D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Brian Lian, Ph.D. and Greg Zante, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2021
Brian Lian, Ph.D.

/s/ Greg Zante	Chief Financial Officer (Principal Accounting and Financial Officer)	February 17, 2021
Greg Zante

/s/ Lawson Macartney, DVM, Ph.D.	Director	February 17, 2021
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	February 17, 2021
Matthew W. Foehr

/s/ Sarah Kathryn Rouan	Director	February 17, 2021
Sarah Kathryn Rouan

/s/ Charles A. Rowland Jr.	Director	February 17, 2021
Charles A. Rowland Jr.

/s/ J. Matthew Singleton	Director	February 17, 2021
J. Matthew Singleton

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for preclinical study and clinical trial costs

As described in Note 1 to the financial statements, the Company estimates its preclinical study and clinical trial expenses based on the services it received pursuant to contracts with research institutions and contract research organizations (“CROs”) that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or a combination of these elements. The Company accrues service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of the Company’s service providers invoice the Company in arrears, and to the extent that amounts invoiced differ from its estimates of expenses incurred, the Company accrues for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows.

The principal consideration for our determination that performing procedures related to the preclinical study and clinical trial expenses, specifically related to the year-end accrual for preclinical study and clinical trial costs, is a critical audit matter is that there was judgment by management in determining the achievement of milestones, patient enrollments and occurrence of other events that creates a present obligation for the Company to pay the research institutions and CROs for their services.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding the Company’s estimation process relating to accrual for preclinical study and clinical trial costs; (ii) testing management’s identification of milestones, patient enrollment requirements and other events in its contracts with the research institutions and CROs; (iii) testing management’s determination of the accrual for preclinical study and clinical trial costs for a sample of such milestones, patient enrollments and other events; and (iv) testing the mathematical accuracy of the schedule of accrual for preclinical study and clinical trial costs prepared by management.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Costa Mesa, California

February 17, 2021

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,117	$8,377
Short-term investments – available for sale	219,269	267,261
Prepaid clinical trial and preclinical study costs	7,276	7,458
Prepaid expenses and other current assets	442	405
Total current assets	256,104	283,501
Right-of-use assets	321	598
Deferred public offering and other financing costs	48	128
Deposits	29	29
Total assets	$256,502	$284,256
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,988	$2,431
Other accrued liabilities	7,811	4,044
Lease liability, current	330	302
Total current liabilities	12,129	6,777
Lease liability, net of current portion	29	360
Total long-term liabilities	29	360
Total liabilities	12,158	7,137
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2020 and 2019; 73,215,940 shares issued and outstanding at December 31, 2020 and 72,413,602 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	412,589	405,803
Accumulated deficit	(168,192)	(128,697)
Accumulated other comprehensive income (loss)	(54)	12
Total stockholders’ equity	244,344	277,119
Total liabilities and stockholders’ equity	$256,502	$284,256

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues	$—	$—
Operating expenses:
Research and development	31,931	23,559
General and administrative	10,731	9,128
Total operating expenses	42,662	32,687
Loss from operations	(42,662)	(32,687)
Other income (expense):
Amortization of financing costs	(106)	(146)
Interest income, net	3,233	7,050
Realized gain on investments	40	4
Total other income, net	3,167	6,908
Net loss	(39,495)	(25,779)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities	(66)	435
Comprehensive loss	$(39,561)	$(25,344)
Basic and diluted net loss per share	$(0.54)	$(0.36)
Weighted-average shares used to compute basic and diluted net loss per share	72,597	71,959

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2018	71,742,043	$1	$401,090	$(102,918)	$(423)	$297,750
Employee stock-based compensation, net	(17,709)	—	3,592	—	—	3,592
Issuance of common stock under employee stock plans	160,573	—	328	—	—	328
Issuance of common stock from warrant exercises	528,695	—	793	—	—	793
Unrealized gain (loss) on investments	—	—	—	—	435	435
Net loss	—	—	—	(25,779)	—	(25,779)
Balance at December 31, 2019	72,413,602	1	405,803	(128,697)	12	277,119
Employee stock-based compensation, net	(44,042)	—	5,522	—	—	5,522
Issuance of common stock under employee stock plans	249,579	—	418	—	—	418
Issuance of common stock from warrant exercises	596,801	—	846	—	—	846
Unrealized gain (loss) on investments	—	—	—	—	(66)	(66)
Net loss	—	—	—	(39,495)	—	(39,495)
Balance at December 31, 2020	73,215,940	$1	$412,589	$(168,192)	$(54)	$244,344

The accompanying notes are an integral part of these financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(39,495)	$(25,779)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	3,808	477
Amortization of financing costs	106	146
Amortization of non-cash clinical trial costs	—	140
Stock-based compensation	5,818	3,743
Amortization of right-of-use assets	277	260
Interest expense related to operating lease liability	32	48
Realized gain on investments	(40)	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	137	(7,380)
Accrued interest, net of interest received on maturity of investments	2,590	1,971
Accounts payable	1,555	1,472
Accrued expenses	3,768	423
Lease liability	(333)	(269)
Net cash used in operating activities	(21,777)	(24,752)
Cash flows from investing activities
Purchases of investments	(280,636)	(362,406)
Proceeds from sales and maturities of investments	322,203	369,869
Net cash provided by investing activities	41,567	7,463
Cash flows from financing activities
Public offering and financing costs	(26)	(73)
Value of shares withheld related to employee tax withholding	(296)	(151)
Proceeds from stock issuance under employee stock purchase plan and warrant exercises	1,272	1,111
Net cash provided by financing activities	950	887
Net increase (decrease) in cash and cash equivalents	20,740	(16,402)
Cash and cash equivalents beginning of period	8,377	24,779
Cash and cash equivalents end of period	$29,117	$8,377

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Receivable from exercise of warrants	$1	$10

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements relate to accounting for operating lease and certain commitments. Actual results could differ from those estimates.

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

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Historical net loss per share
Numerator
Net loss	$(39,495)	$(25,779)
Denominator
Weighted-average common shares outstanding	72,779,742	72,142,188
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	72,596,647	71,959,093
Basic and diluted net loss per share	$(0.54)	$(0.36)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2020	2019
Common stock warrants	5,244,500	5,841,301
Restricted stock units	679,363	352,726
Common stock subject to repurchase	183,095	183,095
Common stock options	3,371,323	2,580,476
	9,478,281	8,957,598

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2.	Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of December 31, 2020 and 2019, the Company’s investments were in money market funds, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2020 and 2019.

Investments classified as available-for-sale as of December 31, 2020 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$27,973	$—	$—	$27,973
Corporate debt securities (2)	191,350	94	(148)	191,296
	$219,323	$94	$(148)	$219,269

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2020, there were 38 securities in an unrealized gain position and 80 securities in an unrealized loss position. The unrealized gains were less than $35,000 individually and $94,000 in the aggregate. The unrealized losses were less than $21,000 individually and $148,000 in the aggregate.  Four of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2020, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $53.4 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

Investments classified as available-for-sale as of December 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$1,495	$—	$—	$1,495
Corporate debt securities (2)	265,754	190	(178)	265,766
	$267,249	$190	$(178)	$267,261

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2019, there were 87 securities in an unrealized gain position and 66 securities in an unrealized loss position. These unrealized gains were less than $22,000 individually and $190,000 in the aggregate. The unrealized losses were less than $32,000 individually and $178,000 in the aggregate.  Nine of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2019, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $5.9 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of December 31, 2020 and 2019, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2020, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$26,868	$26,868	$—	$—
Short-term investments
Commercial paper, available for sale	27,973	—	27,973	—
Corporate debt securities, available-for-sale	191,296	—	191,296	—
Total financial assets	$246,137	$26,868	$219,269	$—

		Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$3,671	$3,671	$—	$—
Corporate debt securities, available-for-sale	3,498	—	3,498	—
Short-term investments
Commercial paper, available for sale	1,495	—	1,495	—
Corporate debt securities, available-for-sale	265,766	—	265,766	—
Total financial assets	$274,430	$3,671	$270,759	$—

4.	Agreements with Ligand Pharmaceuticals Incorporated

In May 2014, the Company entered into a master license agreement with Ligand, as amended (the “Master License Agreement”), pursuant to which, among other things, the Company acquired the rights to a number of research and development programs under patents related to the Company’s VK2809, VK0214, VK5211, VK0612, erythropoietin receptor (“EPOR”) and diacylglycerol acyltransferase-1 (“DGAT-1”) programs, related know-how controlled by Ligand and physical quantities of VK2809, VK0214, VK5211, VK0612, EPOR and DGAT-1 compounds.

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

5.Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has only one operating lease which is for office space that expires in January 2022. Below is a summary of the Company’s right-of-use assets and lease liabilities as of December 31, 2020 and 2019 (in thousands, except for years and %):

	December 31, 2020	December 31, 2019
Right of use assets	$321	$598

Lease liability obligations, current	$330	$302
Lease liability obligations, less current portion	29	360
Total lease liability obligations	$359	$662

Weighted-average remaining lease term	1.08 years	2.08 years

Weighted-average discount rate	6.00%	6.00%

During the years ended December 31, 2020 and 2019, the Company recognized $319,000 and $308,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2020 are as follows (in thousands):

2021	$343
2022	29
Total minimum lease payments	$372
Less: amount representing interest	$(13)
Total lease liability obligations	$359

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2020 and 2019. The Board of Directors is authorized to designate the terms and conditions of any preferred stock the company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the years ended December 31, 2020 and 2019.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On February 8, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”), with PoC Capital, LLC (“PoC”) pursuant to which, among other things, the Company issued to PoC 1,286,173 shares of its common stock.  Under the terms of the SPA, PoC has agreed to fund $1,800,000 in study costs associated with certain clinical studies.  Any study costs in excess of that amount will be the Company’s sole responsibility.  The Company has accounted for the $1,800,000 as a prepaid expense on the balance sheet, which was fully amortized as of December 31, 2020.  The Company recorded amortization expense of $140,000 in clinical study costs related to the SPA with PoC during the year ended December 31, 2019.  No similar expense was recognized during the year ended December 31, 2020.

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

On September 28, 2017, the Company also entered into the Commitment Purchase Agreement and the LPC Registration Rights Agreement with LPC, pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the Commencement, the Company will have the right, from time to time at its sole discretion over the 30-month period from and after the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Common Stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock.  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the Initial Shares and the Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued for the period of January 1, 2018 through December 31, 2020.

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “Shares”).  Any Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through December 31, 2020.

On March 17, 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through December 31, 2020, no shares of the Company’s common stock or warrants to purchase its common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program, if any, are expected to be held in treasury until such time as they are reissued or retired by the Company.

During the years ended December 31, 2020 and 2019, and in accordance with the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), the Company issued an aggregate of 34,595 and 20,114 shares of its common stock to certain employees, respectively.

7.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through December 31, 2020, in accordance with the terms of the 2014 Plan, an additional 7,366,810 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 2,104,802 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP, respectively.

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

2014 Plan. The 2014 Plan provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.

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

During the years ended December 31, 2020 and 2019, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2020	2019
Stock-based compensation expense by type of award:
Stock options	$3,096	$2,401
Restricted stock and restricted stock units	2,529	1,126
Employee stock purchase plan	193	216
Total stock-based compensation expense included in expenses	$5,818	$3,743
Stock-based compensation expense by line item:
Research and development expenses	$1,359	$953
General and administrative expenses	4,459	2,790
Total stock-based compensation expense included in expenses	$5,818	$3,743

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2020
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$4,747	2.45
Restricted stock and restricted stock units	$2,548	1.66

The following table is a summary of restricted shares granted during the years ended December 31, 2020 and 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2019	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2020	183,095	$0.17

The following table summarizes restricted stock unit activity during the years ended December 31, 2020 and 2019:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2018	128,125	$5.37
Granted	343,524	$7.80
Vested	(58,122)	$5.40
Forfeited	(60,801)	$7.57
Unvested at December 31, 2019	352,726	$7.35
Granted	493,996	$7.77
Vested	(128,859)	$7.12
Forfeited	(38,500)	$8.16
Unvested December 31, 2020	679,363	$7.65

In January 2019, the Company issued 221,600 performance based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above summary of restricted stock unit activity.  The shares subject to the PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of December 31, 2020, 40,000 PRSU awards were forfeited and three of the milestones were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $383,000 and $734,000 during the year ended December 31, 2020 and 2019, respectively.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of December 31, 2020, 10,500 PRSU awards were forfeited, and one of the three milestones has been met and the remaining two were deemed probable of achievement, resulting in the Company recording a stock-based compensation expense of $1.2 million during the year ended December 31, 2020.

The following table summarizes stock option activity during the years ended December 31, 2020 and 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	2,014,047	$3.72
Granted	855,787	$7.82
Exercised	(82,337)	$2.40		$423,000
Cancelled	(207,021)	$6.51
Options outstanding at December 31, 2019	2,580,476	$4.90	7.66	$8,643,000
Granted	960,472	$7.26
Exercised	(86,125)	$2.47		$430,000
Cancelled	(83,500)	$7.35
Options outstanding at December 31, 2020	3,371,323	$5.57	7.32	$4,577,000
Options exercisable at December 31, 2020	1,787,377	$4.58	6.35	$3,821,000

The Company received $213,000 and $197,000 in cash proceeds from exercises of stock options during the years ended December 31, 2020 and 2019, respectively.

The total fair value of stock options that vested during the years ended December 31, 2020 and 2019 was $2.6 million and $1.3 million, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2020 and 2019 was $4.89 and $5.34, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2020	2019
Expected volatility	77.3%	77.9%
Expected term (in years)	6.09	6.01
Risk-free interest rate	1.39%	2.26%
Expected dividend yield	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2020, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2020 is as follows:

Common stock warrants	5,244,500
Restricted stock units	679,363
Common stock options	3,371,323
Available for grant under the 2014 Plan	4,081,253
Available for issuance under Employee Stock Purchase Plan	2,289,561
15,666,000

8.	Warrants

On April 13, 2016, pursuant to the Offering, the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants have an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and will expire on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock.  As of December 31, 2020, 3,647,413 warrants were outstanding and 348,493 and 528,695 warrants were exercised during the years ended December 31, 2020 and 2019, respectively.

On April 13, 2016, the Company issued to Ligand the Ligand Warrant to purchase up to 960,000 shares of the Company’s common stock. The Ligand Warrant has an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and expires on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1,200,000 of the Company’s obligation under a Secured Convertible Promissory Note previously issued by the Company to Ligand.

On June 14, 2017, pursuant to the terms of the Securities Purchase Agreement, the Company sold the 3,749,783 Shares and the Warrants to purchase up to 2,812,337 shares of its common stock to the Purchasers.  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock in the Offerings, was $1.15. The closing of the Offerings occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and were exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised warrants was declared effective by the SEC.  As of December 31, 2020, warrants to purchase an aggregate of 637,087 shares were outstanding and 248,308 and 0 warrants were exercised during the years ended December 31, 2020 and 2019, respectively.

9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$(9,368)	$(5,976)
State	(3,356)	(1,857)
	$(12,724)	$(7,833)

Change in valuation allowance	12,724	7,833
Total income tax expense (benefit)	$—	$—

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Tax provision at U.S. Federal statutory rates	21%	21%
State income taxes net of federal benefit	7%	6%
Non-deductible permanent items	(1)%	(1)%
Stock options	—	(1)%
Research and development credits	5%	5%
Change in valuation allowance	(32)%	(30)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities	$180	$248
Intangible assets	32,435	24,463
Net operating loss carryforwards	8,649	7,017
Share-based compensation	2,604	1,632
Credits	6,518	4,398
Other	20	5
Total deferred tax assets	50,406	37,763
Valuation Allowance	(50,316)	(37,592)
Total deferred tax assets, net of allowance	$90	$171
Deferred tax liabilities:
Right of use assets	$(90)	$(167)
Other	—	(4)
Total deferred tax liabilities:	$(90)	$(171)
Net deferred tax assets (liabilities):	$—	$—

A valuation allowance of $50.3 million and $37.6 million at December 31, 2020 and December 31, 2019, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2020, the Company had approximately $31.0 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $13.2 million of which can be carried forward indefinitely.  The Company has $30.6 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company.  An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. Of the Company’s $31.0 million and $30.6 million of federal and state net operating loss carryforwards, $18.3 million and $17.9 million are limited based on the Company’s ownership change.  The annual limitation is $5.7 million.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2016 through December 31, 2020.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2020 and the year ended December 31, 2019 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2020 and December 31, 2019, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

At December 31, 2020, the Company has federal and state research and development tax credit carry-forwards of approximately $4.3 million and $2.3 million, respectively.  The federal credits begin to expire in 2036.  The state credits do not expire.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted March 27, 2020.  Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property.  Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses.  The Company has evaluated the impact of the both Acts and has determined that any impact is not material to its financial statements.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2020 or December 31, 2019.

10.	Related-Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4). As Ligand beneficially owns 9.8% of the Company’s outstanding shares as of December 31, 2020, and has a member of its management team on our Board of Directors, the Company considers Ligand to be a related party.

11.	Commitments and Contingencies

On May 25, 2018, the Company entered into an Office Lease (the “Lease”) with Kilroy Realty, L.P. The Lease is for approximately 7,149 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Premises”). The Premises will continue to be the Company’s corporate headquarters.

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

Rent expense was $319,000 and $308,000 for the years ended December 31, 2020 and 2019, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

Year Ending December 31:
2021	$343
2022	29
Total minimum lease payments	$372

12.	Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2020, and events which occurred subsequent to December 31, 2020 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.