Form 10-Q
period 2021-03-31
Viking Therapeutics, Inc.
filed 2021-04-28
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 15, 2021
Common stock, $0.00001 par value	78,100,168

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,805	$29,117
Short-term investments – available for sale	224,874	219,269
Prepaid clinical trial and preclinical study costs	7,559	7,276
Prepaid expenses and other current assets	625	442
Total current assets	249,863	256,104
Right-of-use assets	249	321
Deferred financing costs	27	48
Deposits	—	29
Total assets	$250,139	$256,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,848	$3,988
Other accrued liabilities	7,789	7,811
Lease liability, current	279	330
Total current liabilities	12,916	12,129
Lease liability, net of current portion	-	29
Total long-term liabilities	-	29
Total liabilities	12,916	12,158
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 77,178,081 and 73,215,940 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	419,528	412,589
Accumulated deficit	(182,202)	(168,192)
Accumulated other comprehensive loss	(104)	(54)
Total stockholders’ equity	237,223	244,344
Total liabilities and stockholders’ equity	$250,139	$256,502

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$—	$—
Operating expenses:
Research and development	11,535	7,987
General and administrative	2,693	2,961
Total operating expenses	14,228	10,948
Loss from operations	(14,228)	(10,948)
Other income (expense):
Amortization of financing costs	(21)	(45)
Interest income, net	239	1,304
Realized gain on investments, net	—	2
Total other income, net	218	1,261
Net loss	(14,010)	(9,687)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(50)	(824)
Comprehensive loss	$(14,060)	$(10,511)

Basic and diluted net loss per common share	$(0.19)	$(0.13)
Weighted-average shares used to compute basic and diluted net loss per share	74,782	72,356

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	73,215,940	$1	$412,589	$(168,192)	$(54)	$244,344
Employee stock-based compensation	—	—	1,577	—	—	1,577
Shares withheld related to employee tax withholding	(81,016)	—	(473)	—	—	(473)
Issuance of common stock under employee stock plans	236,932	—	156	—	—	156
Issuance of common stock from warrant exercises	3,806,225	—	5,679	—	—	5,679
Unrealized loss on investments	—	—	—	—	(50)	(50)
Net loss	—	—	—	(14,010)	—	(14,010)
Balance at March 31, 2021	77,178,081	$1	$419,528	$(182,202)	$(104)	$237,223

	Three-Month Period Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	72,413,602	$1	$405,803	$(128,697)	$12	$277,119
Employee stock-based compensation	—	—	1,652	—	—	1,652
Shares withheld related to employee tax withholding	(17,124)	—	(127)	—	—	(127)
Issuance of common stock under employee stock plans	61,027	—	12	—	—	12
Issuance of common stock from warrant exercises	105,358	—	138	—	—	138
Unrealized loss on investments	—	—	—	—	(824)	(824)
Net loss	—	—	—	(9,687)	—	(9,687)
Balance at March 31, 2020	72,562,863	$1	$407,478	$(138,384)	$(812)	$268,283

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(14,010)	$(9,687)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums (accretion of investment discounts), net	1,138	636
Amortization of financing costs	21	45
Stock-based compensation	1,577	1,652
Amortization of right-of-use assets	72	68
Interest expense related to operating lease liability	5	10
Realized gain on investments	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(266)	569
Accrued interest, net of interest received on maturity of investments	(166)	748
Accounts payable	860	650
Other accrued liabilities	(22)	1,092
Lease liability	(85)	(83)
Net cash used in operating activities	(10,876)	(4,302)
Cash flows from investing activities
Purchases of investments	(48,676)	(56,435)
Proceeds from maturities of investments	42,049	67,587
Net cash provided by (used in) investing activities	(6,627)	11,152
Cash flows from financing activities
Value of shares withheld related to employee tax withholding	(473)	(127)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	5,664	160
Net cash provided by financing activities	5,191	33
Net increase (decrease) in cash and cash equivalents	(12,312)	6,883
Cash and cash equivalents beginning of period	29,117	8,377
Cash and cash equivalents end of period	$16,805	$15,260

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$66
Receivable from exercise of warrants	$173	$—

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of March 31, 2021, statements of operations for the three months ended March 31, 2021 and 2020, statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 17, 2021. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, the statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The December 31, 2020 balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of the issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

FASB Accounting Standards Codification Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with GAAP.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(14,010)	$(9,687)

Denominator:
Weighted-average common shares outstanding	74,965,522	72,539,522
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	74,782,427	72,356,427

Net loss per share:
Basic and diluted	$(0.19)	$(0.13)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2021	2020
Common stock warrants	1,438,275	5,735,943
Restricted stock units	1,075,954	795,695
Common stock subject to repurchase	183,095	183,095
Common stock options	4,143,640	3,402,248
	6,840,964	10,116,981

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of March 31, 2021 and December 31, 2020, the Company’s investments were in government money market funds, corporate debt securities and government debt securities.  There were no sales of available-for-sale securities during the three months ended March 31, 2021 or during the year ended December 31, 2020.

Investments classified as available-for-sale as of March 31, 2021 consisted of the following (in thousands):

As of March 31, 2021	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	42,962	—	—	42,962
Corporate debt securities (2)	172,755	$46	$(136)	$172,665
Government debt securities (2)	9,261	—	(14)	9,247
	$224,978	$46	$(150)	$224,874

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2021, there were 26 securities in an unrealized gain position and there were 83 securities in an unrealized loss position. The unrealized gains were less than $13,000 individually and $46,000 in the aggregate.  The unrealized losses were less than $14,000 individually and $150,000 in the aggregate. Four of these securities have been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At March 31, 2021, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $52.9 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

Investments classified as available-for-sale as of December 31, 2020 consisted of the following (in thousands):

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$27,973	$—	$—	$27,973
Corporate debt securities (2)	$185,711	$94	$(136)	$185,669
Government debt securities (2)	$5,639	$—	$(12)	$5,627
	$219,323	$94	$(148)	$219,269

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

(2)

At December 31, 2020, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $53.4 million of the corporate debt securities were scheduled to mature outside of one year.

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

As of March 31, 2021 and December 31, 2020, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2021, the Company’s investments were in government money market funds, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$13,952	$13,952	$—	$—
Short-term investments
Commercial paper, available-for-sale	42,962	—	42,962	—
Corporate debt securities, available-for-sale	172,665	—	172,665	—
Government debt securities, available-for-sale	9,247	—	9,247	—
Total financial assets	$238,826	$13,952	$224,874	$—

		Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$26,868	$26,868	$—	$—
Short-term investments
Commercial paper, available for sale	27,973	—	27,973	—
Corporate debt securities, available-for-sale	185,669	—	185,669	—
Government debt securities, available-for-sale	5,627	—	5,627	—
Total financial assets	$246,137	$26,868	$219,269	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease, which is for office space that expires in January 2022. Below is a summary of the Company’s ROU assets and lease liabilities as of March 31, 2021 and December 31, 2020 (in thousands, except for years and %):

	March 31,	December 31,
	2021	2020
Right-of-use assets	$249	$321

Lease liability obligations, current	$279	$330
Lease liability obligations, less current portion	$—	29
Total lease liability obligations	$279	$359

Weighted-average remaining lease term	0.83 years	1.08 years

Weighted-average discount rate	6.00%	6.00%

During each of the three months ended March 31, 2021 and 2020, the Company recognized $77,000 in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$258
2022	29
Total minimum lease payments	$287
Less: amount representing interest	$(8)
Total lease liability obligations	$279

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2021 and December 31, 2020. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three months ended March 31, 2021 and 2020.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 through 2020 or during the three months ended March 31, 2021.

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “ATM Shares”).  Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-226133), filed with the SEC on July 11, 2018 and declared effective on July 19, 2018 and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through March 31, 2021.

On March 17, 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 31, 2021, no shares of the Company’s common stock or warrants to purchase its common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program, if any, are expected to be held in treasury until such time as they are reissued or retired by the Company.

6. Stock-Based Compensation

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.  As of December 31, 2020, there were 4,081,253 shares of the Company’s common stock available for grant and, effective January 1, 2021, an additional 2,562,557 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan.  As of March 31, 2021, there were 5,318,986 shares of the Company’s common stock available for grant under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2020, there were 2,289,561 shares of the Company’s common stock available for issuance and, effective January 1, 2021, an additional 732,159 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP.  As of March 31, 2021, there were 3,021,720 shares of the Company’s common stock available for issuance under the ESPP.

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

During the three months ended March 31, 2021 and 2020, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense by type of award:
Stock options	$826	$824
Restricted stock and restricted stock units	687	764
Employee stock purchase plan	64	64
Total stock-based compensation expense included in expenses	$1,577	$1,652
Stock-based compensation expense by line item:
Research and development expenses	$435	$320
General and administrative expenses	1,142	1,332
Total stock-based compensation expense included in expenses	$1,577	$1,652

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2021
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$7,258	2.63
Restricted stock and restricted stock units	$5,673	2.14

The following table is a summary of restricted stock activity during the three months ended March 31, 2021:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2021	183,095	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2021:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2020	679,363	$7.65
Granted	588,820	$5.80
Vested	(192,229)	$7.34
Forfeited	—	$—
Unvested at March 31, 2021	1,075,954	$6.69

In January 2019, the Company issued 221,600 performance-based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of March 31, 2021, 40,000 PRSU awards were forfeited and one of the three milestones has been met and the remaining two were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $1.1 million through December 31, 2020 and $10,000 during the three months ended March 31, 2021.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of March 31, 2021, 10,500 PRSU awards were forfeited, and one of the three milestones has been met and the remaining two were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $1.2 million through December 31, 2020 and $150,000 during the three months ended March 31, 2021, respectively.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the PRSU vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of March 31, 2021, three of the four milestones were deemed probable of achievement, resulting in the Company recording a stock-based compensation expense of $143,000 during the three months ended March 31, 2021.

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	3,371,323	$5.57
Granted	817,020	$5.80
Exercised	(44,703)	$3.48		217,000
Cancelled	—	$—
Options outstanding at March 31, 2021	4,143,640	$5.64	7.61	5,948,000
Options exercisable at March 31, 2021	2,312,415	$4.97	6.50	5,165,000

The Company received $156,000 and $12,000 in cash proceeds from exercises of stock options during the three months ended March 31, 2021 and 2020, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2021 was $4.09.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2021 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2021
Expected volatility	83.92%
Expected term (in years)	6.10
Risk-free interest rate	0.51%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2021, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants had an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and expired on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016

Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. As of March 31, 2021, warrants to purchase an aggregate of 951,188 shares were outstanding and warrants to purchase an aggregate of 2,696,225 shares were exercised during the three months ended March 31, 2021, respectively.

On April 13, 2016, pursuant to the terms of the loan and security agreement with Ligand Pharmaceuticals Incorporated (“Ligand”), the Company issued to Ligand a warrant to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”). The Ligand Warrant had an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and was set to expire on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued to Ligand pursuant to the loan and security agreement with Ligand. The Ligand Warrant was exercised in full during the three months ended March 31, 2021.

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”).  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised Warrants was declared effective by the SEC.  As of March 31, 2021, Warrants to purchase an aggregate of 487,087 shares were outstanding and Warrants to purchase an aggregate of 150,000 shares of common stock were exercised during the three months ended March 31, 2021.

8. Commitments and Contingencies

On May 25, 2018, the Company entered into an office lease (the “Lease”) with Kilroy Realty, L.P. The Lease is for approximately 7,149 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Premises”). The Premises will continue to be the Company’s corporate headquarters.

The Lease commenced on November 1, 2018 and will expire on January 31, 2022, unless terminated earlier in accordance with the terms of the Lease (the “Term”). Monthly base rent payments due under the Lease for the Premises will be $27,000, subject to annual increases of 3.0% during the Term. Under the Lease, the Company is responsible for certain charges for common area maintenance and other costs, including electricity and utility expenses, and the Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term. Rent expense is being recorded on a straight-line basis over the life of the Lease and the difference between the rent expense and rent paid is being recorded as deferred rent.

The Lease provides the Company with an option to extend the lease for a period of three years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Lease.

Rent expense was $81,000 for each of the three months ended March 31, 2021 and 2020.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of March 31, 2020:
2021	$258
2022	29
Total minimum lease payments	$287

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2021, and events which occurred subsequent to March 31, 2021, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

We are also developing VK0214, which is also an orally available, tissue and receptor-subtype selective agonist of TRß for X-linked adrenoleukodystrophy, or X-ALD, a rare X-linked, inherited neurological disorder characterized by a breakdown in the protective barriers surrounding brain and nerve cells. The disease, for which there is no approved treatment, is caused by mutations in a peroxisomal transporter of very long chain fatty acids, or VLCFA, known as ABCD1. As a result, transporter function is impaired and patients are unable to efficiently metabolize VLCFA. The TRß receptor is known to regulate expression of an alternative VLCFA transporter, known as ABCD2. Various preclinical models have demonstrated that increased expression of ABCD2 can lead to normalization of VLCFA metabolism. Preliminary data suggest that VK0214 stimulates ABCD2 expression in an in vitro model and reduces VLCFA levels in an in vivo model of X-ALD. In September 2020, we initiated a randomized, double-blind, placebo controlled Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK0214 in healthy patients. The primary objectives of the study include evaluation of the safety and tolerability of single and multiple oral doses of VK0214, as well as identification of VK0214 doses for further clinical development in the setting of X-ALD.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK0214 and VK5211 programs, as well as efforts towards raising capital and building infrastructure. We obtained exclusive worldwide rights to our VK2809, VK0214 and VK5211 programs and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 17, 2021.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of  vaccines and the effectiveness thereof, and the willingness of the general population to be vaccinated. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2020, we charged $31.9 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial as well as preparing for and initiating the VK0214 Phase 1 SAD and MAD study in healthy patients. During the three months ended March 31, 2021, we charged $11.5 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial and our VK0214 Phase 1 SAD and MAD study in healthy patients.  We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•	employee- and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2809 and VK0214 programs and seek to advance our additional programs.

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

Smaller Reporting Company and Non-Accelerated Filer

Until December 31, 2020, we were deemed an “emerging growth company” within the meaning of the rules under the Securities Act, and we utilized certain exemptions from various reporting requirements that were applicable to public companies that were not emerging growth companies. For example, as an emerging growth company, we were not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. Effective December 31, 2020, we are no longer an emerging growth company as December 31, 2020 was the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2020 was less than $700 million and our annual revenues were less than $100 million, we are currently deemed a smaller reporting company and a non-accelerated filer. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We will need to reassess, as of June 30, 2021, whether we continue to qualify as a smaller reporting company and a non-accelerated filer.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
Research and development expenses	$11,535	$7,987	$3,548	44.4%

The increase in research and development expenses during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to increased expenses related to our clinical studies of $3.3 million, manufacturing for our drug candidates of $839,000, salaries and benefits of $208,000 and stock-based compensation of $115,000, partially offset by decreased expenses related to pre-clinical studies of $926,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
General and administrative expenses	$2,693	$2,961	$(268)	(9.1)%

The decrease in general and administrative expenses during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to decreased expenses related to stock-based compensation of $190,000, legal and patent services of $80,000, salaries and benefits of $63,000 and travel expenses of $17,000, partially offset by increased expenses related to professional fees of $46,000 and insurance expenses of $47,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2021 and 2020 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
Other income (expense)	$218	$1,261	$(1,043)	(82.7)%

Other income (expense) recognized during the three months ended March 31, 2021 consisted primarily of interest income of $239,000, partially offset by $21,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended March 31, 2020 consisted primarily of interest income of $1.3 million, partially offset by $45,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2021, we had cash, cash equivalents and short-term investments of $241.7 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least June 30, 2022, which is more than one year after the date of our filing of this Form 10-Q.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2809, VK0214 and VK5211, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Shares.  Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of our common stock were sold under the ATM Agreement from its inception through March 31, 2021.

As of March 31, 2021, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 31, 2021, no shares of our common stock or warrants to purchase our common stock were repurchased by us under the Repurchase Program.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(10,876)	$(4,302)
Cash provided by (used in) investing activities	$(6,627)	$11,152
Cash provided by financing activities	$5,191	$33

Cash Used in Operating Activities

During the three months ended March 31, 2021, cash used in operating activities of $10.9 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, partially offset by a decrease in prepaid expenses, accrued interest, net of interest received on maturity of investments, accrued expenses and lease liability.

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

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2021, cash used in investing activities of $6.6 million resulted primarily from the purchase of investments of $48.7 million, partially offset by the proceeds of sales and maturities of investments of $42.0 million.

During the three months ended March 31, 2020, cash provided by investing activities of $11.2 million resulted primarily from the proceeds of sales and maturities of investments of $67.6 million, partially offset by the purchase of investments of $56.4 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $5.2 million, which consisted primarily of proceeds from certain warrant exercises of $5.5 million and proceeds from certain stock option exercises of $156,000, partially offset by the value of shares withheld to cover taxes of $473,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.

*Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making an investment decision regarding our common stock.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently in a Phase 1 clinical trial, and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of March 31, 2021, we had an accumulated deficit of $182.2 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we do not currently possess the resources necessary to independently develop and commercialize the majority of our drug candidates, we may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect our business, financial condition and results of operations.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2021, we had cash, cash equivalents and investments totaling $241.7 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

As of March 31, 2021, approximately $199.3 million of securities remain available and unallocated for offerings of securities under the 2018 Shelf Registration Statement.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has since spread to many other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. On March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors as determined by the federal government and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. Under California’s shelter-in-place order, our corporate office was temporarily closed and employees primarily tele-worked from their homes. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In May 2020, our office reopened and our employees resumed working from our offices. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the executive orders, San Diego County, where our principal executive offices are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If we are required to close our office in the future for an extended period of time and employees return to tele-working from their homes, then employee productivity may decline and we may be unable to complete certain tasks and operations that cannot be completed from home.

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

Our drug candidates are subject to extensive regulation under the FDA, EMA or comparable foreign authorities, which can be costly and time-consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our drug candidates.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, tesamorelin from Theratechnologies Inc., cenicriviroc from Allergan plc (now part of AbbVie Inc.), MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., NGM282 (aldafermin) from NGM Biopharmaceuticals, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) and CC-90001 from Bristol-Myers Squibb, tirzepatide from Eli Lilly and Company, RG7992 from F. Hoffmann-La Roche AG, EDP-305 from Enanta Pharmaceuticals, Inc., PF-07055341 from Pfizer Inc., MK-3655 (NGM313) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., and BIO89-100 from 89bio, Inc. In addition, we are aware of active programs at Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Axcella Health Inc., Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., Corcept Therapeutics Inc., CytoDyn Inc., Durect Corporation, Enyo Pharma SA, Forma Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine, MediciNova Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Poxel SA, Sagimet Biosciences, Terns Pharmaceuticals, Inc., Yuhan Corporation, and Zydus Cadila.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time-consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business, financial condition and results of operations.

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

We may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future drug candidates. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If, and when, we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. If any of our drug candidates are approved for commercialization, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any resulting product or any product resulting from any of our other drug candidates is expensive and time-consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our drug candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we marketed and sold our drug candidates independently. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

We expect that private insurers will consider the efficacy, cost-effectiveness, safety and tolerability of our potential products in determining whether to approve reimbursement for such products and at what level. Obtaining these approvals can be a time-consuming and expensive process. Our business, financial condition and results of operations would be materially adversely affected if we do not receive approval for reimbursement of our potential products from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business, financial condition and results of operations could be materially adversely affected if Part D prescription drug plans were to limit access to, or deny or limit reimbursement of, our drug candidates or other potential products.

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

There have been public announcements by members of the U.S. Congress regarding plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court’s ruling with respect to the individual mandate but remanded the case to the District Court to consider whether other parts of the law can remain in effect. In November 2020, the U.S. Supreme Court heard the case and is expected to issue an opinion by June 2021. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the law and our business. In addition, President Biden and his administration have announced plans to amend the PPACA to, among other things, expand the scope of the law. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

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

In December 2016, the 21st Century Cures Act was signed into law. This legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform its roles, including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2021, we had eighteen full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2021, we owned or co-owned sixty-eight patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of March 31, 2021, for each of VK2809 and VK0214, we in-licensed three patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed two PCT applications, five U.S. patent applications, one U.S. provisional application, and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and several patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional U.S. patent application and several patent applications in certain foreign jurisdictions directed to VK2809 as of March 31, 2021. For VK5211, as of March 31, 2021, we in-licensed nine patents in the U.S. and several other patents in certain foreign jurisdictions. For VK0612, as of March 31, 2021, we in-licensed one patent in India, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time-consuming and may adversely affect our business, financial condition and results of operations.

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we are currently aware of at least two third-party companies that are selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. Lawsuits to protect our intellectual property rights can be very time-consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may apply for, own or license in the future. Any of these challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2021, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2021, our executive officers, directors and 5% or greater stockholders beneficially owned 37.3% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of March 31, 2021, Ligand and its affiliates beneficially owned approximately 9.1% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the quarter ended March 31, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	81,016	(1)	$5.84	—	—
February 1, 2021 - February 28, 2021	—		—	—	—
March 1, 2021 - March 31, 2021	—		—	—	—
Total	81,016		$5.84	—	—

(1) Represents shares of our common stock withheld from employees for the payment of taxes.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Purchase Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.3	At-The-Market Equity Offering Sales Agreement, dated as of August 1, 2019, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc.	8-K	8/2/2019	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020, (iv) Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: April 28, 2021	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2021	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)