Form 10-Q
period 2021-06-30
Viking Therapeutics, Inc.
filed 2021-07-28
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2021
Common stock, $0.00001 par value	78,189,814

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,829	$29,117
Short-term investments – available for sale	219,429	219,269
Prepaid clinical trial and preclinical study costs	8,254	7,276
Prepaid expenses and other current assets	1,150	442
Total current assets	237,662	256,104
Right-of-use assets	176	321
Deferred financing costs	7	48
Deposits	—	29
Total assets	$237,845	$256,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,210	$3,988
Other accrued liabilities	8,463	7,811
Lease liability, current	198	330
Total current liabilities	12,871	12,129
Lease liability, net of current portion	—	29
Total long-term liabilities	—	29
Total liabilities	12,871	12,158
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 78,189,814 and 73,215,940 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	422,745	412,589
Accumulated deficit	(197,583)	(168,192)
Accumulated other comprehensive loss	(189)	(54)
Total stockholders’ equity	224,974	244,344
Total liabilities and stockholders’ equity	$237,845	$256,502

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	12,804	7,780	24,340	15,766
General and administrative	2,737	2,826	5,430	5,787
Total operating expenses	15,541	10,606	29,770	21,553
Loss from operations	(15,541)	(10,606)	(29,770)	(21,553)
Other income (expense):
Amortization of financing costs	(21)	(20)	(41)	(65)
Interest income, net	181	1,040	420	2,344
Realized gain on investments, net	—	14	—	15
Total other income, net	160	1,034	379	2,294
Net loss	(15,381)	(9,572)	(29,391)	(19,259)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(85)	1,145	(135)	321
Comprehensive loss	$(15,466)	$(8,427)	$(29,526)	$(18,938)

Basic and diluted net loss per common share	$(0.20)	$(0.13)	$(0.38)	$(0.27)
Weighted-average shares used to compute basic and diluted net loss per share	77,897	72,487	76,348	72,422

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2021	77,178,081	$1	$419,528	$(182,202)	$(104)	$237,223
Employee stock-based compensation	—	—	1,491	—	—	1,491
Issuance of common stock under employee stock plans	89,646	—	343	—	—	343
Issuance of common stock from warrant exercises	922,087	—	1,383	—	—	1,383
Unrealized loss on investments	—	—	—	—	(85)	(85)
Net loss	—	—	—	(15,381)	—	(15,381)
Balance at June 30, 2021	78,189,814	$1	$422,745	$(197,583)	$(189)	$224,974

	Six-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2020	73,215,940	$1	$412,589	$(168,192)	$(54)	$244,344
Employee stock-based compensation	—	—	3,068	—	—	3,068
Shares withheld related to employee tax withholding	(81,016)	—	(473)	—	—	(473)
Issuance of common stock under employee stock plans	326,578	—	498	—	—	498
Issuance of common stock from warrant exercises	4,728,312	—	7,063	—	—	7,063
Unrealized loss on investments	—	—	—	—	(135)	(135)
Net loss	—	—	—	(29,391)	—	(29,391)
Balance at June 30, 2021	78,189,814	$1	$422,745	$(197,583)	$(189)	$224,974

	Three-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2020	72,562,863	$1	$407,478	$(138,384)	$(812)	$268,283
Employee stock-based compensation	—	—	1,648	—	—	1,648
Issuance of common stock under employee stock plans	51,934	—	227	—	—	227
Issuance of common stock from warrant exercises	143,545	—	216	—	—	216
Unrealized gain on investments	—	—	—	—	1,145	1,145
Net loss	—	—	—	(9,572)	—	(9,572)
Balance at June 30, 2020	72,758,342	$1	$409,569	$(147,956)	$333	$261,947

	Six-Month Period Ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2019	72,413,602	$1	$405,803	$(128,697)	$12	$277,119
Employee stock-based compensation	—	—	3,301	—	—	3,301
Shares withheld related to employee tax withholding	(17,124)	—	(127)	—	—	(127)
Issuance of common stock under employee stock plans	112,961	—	239	—	—	239
Issuance of common stock from warrant exercises	248,903	—	353	—	—	353
Unrealized gain on investments	—	—	—	—	321	321
Net loss	—	—	—	(19,259)	—	(19,259)
Balance at June 30, 2020	72,758,342	$1	$409,569	$(147,956)	$333	$261,947

See accompanying notes to the financial statements.

Viking Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(29,391)	$(19,259)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums, net	2,179	1,489
Amortization of financing costs	41	65
Stock-based compensation	3,068	3,301
Amortization of right-of-use assets	145	136
Interest expense related to operating lease liability	9	18
Realized gain on investments	—	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,658)	238
Accrued interest, net of interest received on maturity of investments	593	963
Accounts payable	223	777
Other accrued liabilities	652	1,484
Lease liability	(171)	(165)
Net cash used in operating activities	(24,310)	(10,968)
Cash flows from investing activities
Purchases of investments	(108,278)	(138,991)
Proceeds from maturities of investments	105,211	159,923
Net cash provided by (used in) investing activities	(3,067)	20,932
Cash flows from financing activities
Public offering and financing costs	—	(26)
Value of shares withheld related to employee tax withholding	(473)	(127)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	7,562	602
Net cash provided by financing activities	7,089	449
Net increase (decrease) in cash and cash equivalents	(20,288)	10,413
Cash and cash equivalents beginning of period	29,117	8,377
Cash and cash equivalents end of period	$8,829	$18,790

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying balance sheet as of June 30, 2021, statements of operations for the three and six months ended June 30, 2021 and 2020, statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 17, 2021. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, the statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the statements of cash flows for the six months ended June 30, 2021 and 2020. The December 31, 2020 balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of the issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(15,381)	$(9,572)	$(29,391)	$(19,259)

Denominator:
Weighted-average common shares outstanding	78,079,689	72,670,585	76,531,208	72,605,054
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	77,896,594	72,487,490	76,348,113	72,421,959

Net loss per share:
Basic and diluted	$(0.20)	$(0.13)	$(0.38)	$(0.27)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2021	2020
Common stock warrants	487,087	5,592,398
Restricted stock units	1,047,155	795,695
Common stock subject to repurchase	183,095	183,095
Common stock options	3,917,509	3,429,123
	5,634,846	10,000,311

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of June 30, 2021 and December 31, 2020, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities.  There were no sales of available-for-sale securities during the three and six months ended June 30, 2021 or during the year ended December 31, 2020.

Investments classified as available-for-sale as of June 30, 2021 consisted of the following (in thousands):

As of June 30, 2021	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$510	$—	$—	$510
Commercial paper (2)	$48,705	$—	$—	$48,705
Corporate debt securities (2)	$161,325	$25	$(205)	$161,145
Government debt securities (2)	$9,077	—	(8)	9,069
	$219,617	$25	$(213)	$219,429

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2021, there were 28 securities in an unrealized gain position and there were 66 securities in an unrealized loss position. The unrealized gains were less than $6,000 individually and $25,000 in the aggregate.  The unrealized losses were less than $45,000 individually and $213,000 in the aggregate. Twenty-three of these securities have been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At June 30, 2021, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet, and $44.2 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of June 30, 2021 and December 31, 2020, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2021, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$5,492	$5,492	$—	$—
Short-term investments
Certificates of deposit	510	—	510	—
Commercial paper, available-for-sale	48,705	—	48,705	—
Corporate debt securities, available-for-sale	161,145	—	161,145	—
Government debt securities, available-for-sale	9,069	—	9,069	—
Total financial assets	$224,921	$5,492	$219,429	$—

		Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$26,868	$26,868	$—	$—
Short-term investments
Commercial paper, available for sale	27,973	—	27,973	—
Corporate debt securities, available-for-sale	185,669	—	185,669	—
Government debt securities, available-for-sale	5,627	—	5,627	—
Total financial assets	$246,137	$26,868	$219,269	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease, which is for office space that expires in January 2022. Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2021 and December 31, 2020 (in thousands, except for years and %):

	June 30,	December 31,
	2021	2020
Right-of-use assets	$176	$321

Lease liability obligations, current	$198	$330
Lease liability obligations, less current portion	$—	29
Total lease liability obligations	$198	$359

Weighted-average remaining lease term	0.58 years	1.08 years

Weighted-average discount rate	6.00%	6.00%

During the three and six months ended June 30, 2021, the Company recognized $77,000 and $154,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s statement of operations.

During the three and six months ended June 30, 2020, the Company recognized $77,000 and $154,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2021 are as follows (in thousands):

Remainder of 2021	$173
2022	29
Total minimum lease payments	$202
Less: amount representing interest	$(4)
Total lease liability obligations	$198

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2021 and December 31, 2020. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000.  In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.  No similar expense was recognized during the three and six months ended June 30, 2021 and 2020.  The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which, on September 29, 2017, the Company sold to LPC 701,282 shares of common stock (the “LPC Initial Shares”) at a price of approximately $1.78 per share for an aggregate purchase price of $1.3 million, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-212134), filed with the SEC on June 20, 2016, as amended by Amendment No. 1 thereto filed with the SEC on July 26, 2016, and declared effective on July 26, 2016, and the prospectus supplement thereto dated September 28, 2017.

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with LPC, pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”).  From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Initial Shares and the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 through 2020 or during the three and six months ended June 30, 2021.

On August 1, 2019, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $75.0 million (the “ATM Shares”).  Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (File No. 333-226133), filed with the SEC on July 11, 2018 and declared effective on July 19, 2018 (the “2018 Shelf Registration Statement”) and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through June 30, 2021. The 2018 Shelf Registration Statement expired on July 19, 2021.

On March 17, 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2021, no shares of the Company’s common stock or warrants to purchase its common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program, if any, are expected to be held in treasury until such time as they are reissued or retired by the Company.

During the three months ended June 30, 2021 and 2020, the Company issued an aggregate of 29,896 and 20,809 shares of its common stock, respectively, to certain employees pursuant to the ESPP.

6. Stock-Based Compensation

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan.  As of December 31, 2020, there were 4,081,253 shares of the Company’s common stock available for grant and, effective January 1, 2021, an additional 2,562,557 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan.  As of June 30, 2021, there were 5,514,166 shares of the Company’s common stock available for grant under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2020, there were 2,289,561 shares of the Company’s common stock available for issuance and, effective January 1, 2021, an additional 732,159 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP.  As of June 30, 2021, there were 2,991,824 shares of the Company’s common stock available for issuance under the ESPP.

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

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Stock options	$774	$859	$1,600	$1,683
Restricted stock and restricted stock units	655	733	1,342	1,497
Employee stock purchase plan	62	56	126	121
Total stock-based compensation expense included in expenses	$1,491	$1,648	$3,068	$3,301
Stock-based compensation expense by line item:
Research and development expenses	$347	$404	$782	$724
General and administrative expenses	1,144	1,244	2,286	2,577
Total stock-based compensation expense included in expenses	$1,491	$1,648	$3,068	$3,301

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2021
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$6,091	2.46
Restricted stock and restricted stock units	$4,844	1.67

The following table is a summary of restricted stock activity during the six months ended June 30, 2021:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2021	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2021:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2020	679,363	$7.65
Granted	588,820	$5.80
Vested	(192,229)	$7.34
Forfeited	(28,799)	$6.07
Unvested at June 30, 2021	1,047,155	$6.71

In January 2019, the Company issued 221,600 performance-based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of June 30, 2021, 40,000 PRSU awards were forfeited, one of the three milestones has been met and the remaining two were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $1.1 million through December 31, 2020 and $1,000 and $11,000 during the three and six months ended June 30, 2021, respectively.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of June 30, 2021, 10,500 PRSU awards were forfeited, one of the three milestones has been met and the remaining two were deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $1.2 million through December 31, 2020 and $151,000 and $301,000 during the three and six months ended June 30, 2021, respectively.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity.  The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and

133.3% of the PRSU vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates.  As of June 30, 2021, 7,500 PRSU awards were forfeited, none of the four milestones has been met and three of the four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $139,000 and $282,000 during the three and six months ended June 30, 2021, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2021:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	3,371,323	$5.57
Granted	827,020	$5.80
Exercised	(104,453)	$3.30		375,000
Cancelled	(176,381)	$6.96
Options outstanding at June 30, 2021	3,917,509	$5.62	7.61	4,966,000
Options exercisable at June 30, 2021	2,226,229	$4.92	6.50	4,626,000

The Company received $345,000 and $108,000 in cash proceeds from exercises of stock options during the six months ended June 30, 2021 and 2020, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2021 was $4.09.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2021 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2021
Expected volatility	83.92%
Expected term (in years)	6.09
Risk-free interest rate	0.52%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2021, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Statements of Operations.

7. Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants had an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and expired on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. Warrants to purchase an aggregate of 922,087 and 3,618,312 shares were exercised during the three and six months ended June 30, respectively, and warrants to purchase an aggregate of 29,101 shares expired unexercised on April 13, 2021.

On April 13, 2016, pursuant to the terms of the loan and security agreement with Ligand Pharmaceuticals Incorporated (“Ligand”), the Company issued to Ligand a warrant to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”). The Ligand Warrant had an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and was set to expire on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued to Ligand pursuant to the loan and security agreement with Ligand. The Ligand Warrant was exercised in full during the six months ended June 30, 2021.

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”).  The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017.  The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022.  Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised Warrants was declared effective by the SEC.  As of June 30, 2021, Warrants to purchase an aggregate of 487,087 shares were outstanding and Warrants to purchase an aggregate of 0 and 150,000 shares of common stock were exercised during the three and six months ended June 30, 2021, respectively.

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

Rent expense was $81,000 for each of the three months ended June 30, 2021 and 2020. Rent expense was $162,000 and $163,000 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of June 30, 2021:
2021	$173
2022	29
Total minimum lease payments	$202

9. Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2021, and events which occurred subsequent to June 30, 2021, but which were not recognized in the financial statements.  The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

VK2809 has been evaluated in eight completed clinical studies, which enrolled more than 300 subjects. No serious adverse events, or SAEs, have been observed in subjects receiving VK2809 in these completed studies, and overall tolerability remains encouraging. In addition, the compound has been evaluated in chronic toxicity studies of up to 12 months in duration.

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

In September 2020, we initiated a randomized, double-blind, placebo-controlled Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK0214 in healthy patients. The primary objective of the study is to evaluate the safety and tolerability of VK0214 administered orally for up to 14 days.  The secondary objective is to evaluate the pharmacokinetics of VK0214 following single and multiple oral doses.  In June 2021, we announced the results of the study. The first portion of the study evaluated single doses of VK0214; in the second portion of the study, subjects received VK0214 once daily for 14 days.  Subsequent cohorts in both portions of the study received successively higher VK0214 doses.

VK0214 was shown to be safe and well-tolerated at all doses evaluated in this study.  No serious adverse events were reported, and no treatment or dose-related trends were observed for vital signs, gastrointestinal effects, cardiovascular measures or physical examinations.  VK0214 demonstrated dose-dependent exposures, no evidence of accumulation following multiple doses, and a half-life consistent with anticipated once-daily dosing regimens.

While the study's primary objective was to evaluate safety and tolerability, laboratory assessments included a lipid panel to determine potential pharmacodynamic effects following exposure to VK0214.  The results showed that subjects who received VK0214 experienced reductions in low-density lipoprotein cholesterol, or LDL-C, triglycerides and apolipoprotein B following 14 days of treatment at all VK0214 doses.  Many of the observed lipid reductions achieved statistical significance, though the study was not powered to demonstrate statistical significance on laboratory assessments.

% Change in Lipid Markers Following 14 Days of Treatment of VK0214

	Placebo[1] (n=11)	5 mg (n=6)	10 mg (n=6)	25 mg (n=6)	50 mg (n=6)	75 mg (n=6)	100 mg (n=6)

LDL-C	3.8%	-0.7%	-12.5%*	-21.4%**	-19.5%**	-19.1%***	-18.9%**

Triglycerides	4.9%	-6.7%	-19.5%*	-1.7%	-36.8%**	-45.0%***	-39.1%**

ApoB	4.4%	-5.7%	-12.5%**	-23.3%***	-24.0%***	-28.3%***	-28.2%***
(1) Excludes one placebo subject due to an anomalous triglyceride value (>7x higher than SD). *p < 0.05; **p < 0.01; ***p < 0.001.

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD.  The Phase 1b trial is a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the adrenomyeloneuropathy, or AMN, form of X-ALD.  The study is initially targeting enrollment across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily.  Pending a blinded review of preliminary safety, tolerability, and pharmacokinetic data, additional dosing cohorts may be pursued.

The primary objectives of the study are to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period, and to assess the efficacy of VK0214 at lowering plasma levels of VLCFAs in patients with AMN.  Secondary objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

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

Research and Development Expenses

During the year ended December 31, 2020, we charged $31.9 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial as well as preparing for and initiating the VK0214 Phase 1 SAD and MAD study in healthy patients. During the six months ended June 30, 2021, we charged $24.3 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial and completing our VK0214 Phase 1 SAD and MAD clinical trial in healthy patients as well as preparing for and initiating our Phase 1b clinical trial of VK0214 in patients with X-ALD.  We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Smaller Reporting Company and Non-Accelerated Filer

Until December 31, 2020, we were deemed an “emerging growth company” within the meaning of the rules under the Securities Act, and we utilized certain exemptions from various reporting requirements that were applicable to public companies that were not emerging growth companies. For example, as an emerging growth company, we were not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. Effective December 31, 2020, we are no longer an emerging growth company as December 31, 2020 was the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2020 was less than $700 million and our annual revenues were less than $100 million, we have been deemed a smaller reporting company and a non-accelerated filer since January 1, 2021. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We reassessed our public float as of June 30, 2021, and since it was less than $700 million and our annual revenues are less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2022. We will need to reassess, as of June 30, 2022, whether we continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
Research and development expenses	$12,804	$7,780	$5,024	64.6%

The increase in research and development expenses during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to increased expenses related to our clinical studies of $3.0 million and pre-clinical studies of $2.7 million, partially offset by a decrease in manufacturing for our drug candidates of $370,000, salaries and benefits of $228,000 and stock-based compensation of $57,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
General and administrative expenses	$2,737	$2,826	$(89)	(3.1)%

The decrease in general and administrative expenses during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to decreased expenses related to salaries and benefits of $131,000 and stock-based compensation of $100,000, partially offset by increased expenses related to third-party consultants of $52,000, professional fees of $48,000 and insurance of $42,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2021 and 2020 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
Other income (expense)	$160	$1,034	$(874)	(84.5)%

Other income (expense) recognized during the three months ended June 30, 2021 consisted primarily of interest income of $181,000, partially offset by $21,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended June 30, 2020 consisted primarily of interest income of $1.0 million, partially offset by $20,000 of expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
Research and development expenses	$24,340	$15,766	$8,574	54.4%

The increase in research and development expenses during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to increased expenses related to our clinical studies of $6.3 million, pre-clinical studies of $1.8 million, manufacturing for our drug candidates of $470,000 and stock-based compensation of $58,000, partially offset by a decrease in third-party consultants of $45,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
General and administrative expenses	$5,430	$5,787	$(357)	(6.2)%

The decrease in general and administrative expenses during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to decreased expenses related to stock-based compensation of $290,000, salaries and benefits of $195,000, legal services of $73,000 and travel expenses of $13,000, partially offset by increased expenses related to professional fees of $94,000, insurance of $89,000 and third-party consultants of $68,000.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2021 and 2020 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
Other income (expense)	$379	$2,294	$(1,915)	(83.5)%

Other income (expense) recognized during the six months ended June 30, 2021 consisted primarily of interest income of $420,000, partially offset by $41,000 of expenses relating to the amortization of certain financing costs. Other income (expense) recognized during the six months ended June 30, 2020 consisted primarily of interest income of $2.3 million, partially offset by $65,000 of expenses relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $228.3 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2022, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 11, 2018, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133), or the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement initially provided us with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the 2018 Shelf Registration Statement. The 2018 Shelf Registration Statement was declared effective by the SEC on July 19, 2018 and expired on July 19, 2021.  Pursuant to the 2018 Shelf Registration Statement, we could offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Shares.  Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to the 2018 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. The 2018 Shelf Registration Statement expired on July 19, 2021. No shares of our common stock were sold under the ATM Agreement from its inception through June 30, 2021.

On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2021, no shares of our common stock or warrants to purchase our common stock were repurchased by us under the Repurchase Program.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(24,310)	$(10,968)
Cash provided by (used in) investing activities	$(3,067)	$20,932
Cash provided by financing activities	$7,089	$449

Cash Used in Operating Activities

During the six months ended June 30, 2021, cash used in operating activities of $24.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses and accrued interest, net of interest received on maturity of investments, partially offset by an increase in prepaid expenses and other assets and lease liability.

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

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2021, cash used in investing activities of $3.1 million resulted primarily from the purchase of investments of $108.3 million, partially offset by the proceeds of sales and maturities of investments of $105.2 million.

During the six months ended June 30, 2020, cash provided by investing activities of $20.9 million resulted primarily from the proceeds of sales and maturities of investments of $159.9 million, partially offset by the purchase of investments of $139.0 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $7.1 million, which consisted primarily of proceeds from certain warrant exercises of $7.1 million and proceeds from certain stock option exercises and ESPP purchases of $498,000, partially offset by the value of shares withheld to cover taxes of $473,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently in a Phase 1b clinical trial, and the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2021, we had an accumulated deficit of $197.6 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2021, we had cash, cash equivalents and investments totaling $228.3 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On July 11, 2018, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-226133), or the Shelf Registration Statement. The Shelf Registration Statement initially provided us with the ability to offer up to $450.0 million of securities, including equity, debt and other securities as described in the Shelf Registration Statement. The Shelf Registration Statement was declared effective by the SEC on July 19, 2018 and expired on July 19, 2021. Pursuant to the Shelf Registration Statement, we were permitted to offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.

On August 1, 2019, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc., or each, an Agent and, together, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $75.0 million, or the Shares. Any Shares offered and sold in the ATM Offering were to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 1, 2019. The 2018 Shelf Registration Statement expired on July 19, 2021.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has since spread to many other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally, prompting many national, regional and local governments, including California, to implement preventative and protective measures, such as travel restrictions, business restrictions, closures and quarantine and stay-at-home orders.  These orders and others have been modified and may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If we are required to re-close our office in the future for an extended period of time and employees return to tele-working from their homes, then employee productivity may decline and we may be unable to complete certain tasks and operations that cannot be completed from home.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, tesamorelin from Theratechnologies Inc., MSDC-0602K from Cirius Therapeutics, Inc. (formerly Octeta Therapeutics, LLC), firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, pegbelfermin (BMS-986036) and CC-90001 from Bristol-Myers Squibb, tirzepatide from Eli Lilly and Company, RG7992 from F. Hoffmann-La Roche AG, EDP-305 from Enanta Pharmaceuticals, Inc., PF-07055341 from Pfizer Inc., MK-3655 (NGM313) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., and BIO89-100 from 89bio, Inc. In addition, we are aware of active programs at Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Axcella Health Inc., Boehringer Ingelheim International GmbH, Can-Fite BioPharma Ltd., Carmot Therapeutics, Inc., ChemomAb Ltd., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Forma Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine, MediciNova Inc., Metacrine, Inc., Mitsubishi Tanabe Pharma Corporation, Nitto Denko Corporation, NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Poxel SA, Sagimet Biosciences, Terns Pharmaceuticals, Inc., Yuhan Corporation, and Zydus Cadila.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount (equal to 70% effective as of 2019) off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. We also expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2021, we had fifteen full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2021, we owned or co-owned seventy-nine patent applications and did not own any patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of June 30, 2021, for each of VK2809 and VK0214, we in-licensed three patents and one patent application in the U.S. and additional patents or patent applications in certain foreign jurisdictions, and owned or co-owned and in-licensed one PCT application, seven U.S. patent applications, and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional U.S. patent application and several patent applications in certain foreign jurisdictions directed to VK2809 as of June 30, 2021. For VK5211, as of June 30, 2021, we in-licensed nine patents in the U.S., several other patents in certain foreign jurisdictions, and one PCT application. For VK0612, as of June 30, 2021, we in-licensed one patent in India, and own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents and pending patent applications both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2021, we had several licensed patents and several licensed patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2021, our executive officers, directors and 5% or greater stockholders beneficially owned 36.5% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of June 30, 2021, Ligand and its affiliates beneficially owned approximately 8.6% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

*We are a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended, or the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

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

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more and annual revenues of $100 million or more. We reassessed our public float as of June 30, 2021, and since it was less than $700 million and our annual revenues are less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2022. We will need to reassess, as of June 30, 2022, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2022.

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

As of December 31, 2020, we had approximately $31.0 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $13.2 million of which can be carried forward indefinitely. We have $30.6 million of state net operating loss carryforwards that will begin to expire in 2034. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an

“ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Our initial public offering in May 2015 resulted in an “ownership change” of us. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. We performed an analysis as of both dates in May 2015 and February 2018 and determined that, while the amount of net operating losses available to use each year may be limited, $29.2 million of the $31.0 million federal and $29.2 million of the $30.6 million state tax net operating loss carryforwards are available for utilization as of December 31, 2020. Based on the 2018 limitation, 2021 is the last year for the Section 382 limitation, and the full amounts of the $31.0 million federal and $30.6 million state tax net operating loss carryforwards will be available for utilization as of December 31, 2021. We also performed an analysis as of June 11, 2018 and September 25, 2018, the dates of the closings of our underwritten public offerings of 8,625,000 shares and 9,500,000 shares of our common stock, respectively, and determined at each date that there was no deemed ownership change. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020, (iv) Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 28, 2021	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 28, 2021	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)