Form 10-K
period 2021-12-31
Viking Therapeutics, Inc.
filed 2022-02-09
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37355

Viking Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-1073877
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9920 Pacific Heights Blvd, Suite 350 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 704-4660

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	VKTX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2021 (the last trading day of the registrant’s second fiscal quarter of 2021), was $417,140,887. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2022 was 78,362,904.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Throughout this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Viking,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Viking Therapeutics, Inc. and its subsidiary.

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

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The study is targeting enrollment of approximately 340 patients across five treatment arms. The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, or MRI-PDFF, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

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

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. The Phase 1b trial is a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the adrenomyeloneuropathy, or AMN, form of X-ALD. The study is initially targeting enrollment across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily. Pending a blinded review of preliminary safety, tolerability, and pharmacokinetic data, additional dosing cohorts may be pursued. The primary objectives of the study are to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period and to assess the efficacy of VK0214 at lowering plasma levels of VLCFAs in patients with AMN. The secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

In January 2022, we announced that this Phase 1b trial of VK0214 in patients with X-ALD has been placed on clinical hold by the United States Food and Drug Administration, or FDA. The FDA has requested an additional preclinical study prior to continuing the Phase 1b trial of VK0214 in X-ALD. The request is not due to any findings from ongoing or previously completed studies. We expect to provide the information to the FDA in the second quarter of 2022.

In January 2022, we initiated a Phase 1 SAD and MAD clinical trial of VK2735, a novel dual agonist of the glucagon-like peptide 1, or GLP-1, and glucose-dependent insulinotropic polypeptide, or GIP, receptors. VK2735 is in development for the potential treatment of various metabolic disorders.

The Phase 1 trial is a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study include evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development.

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

Impact of COVID-19 Pandemic

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

In addition, our clinical trials have been affected by, and may continue to be affected by, the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to the prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to, comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of vaccines worldwide and the effectiveness thereof, and the willingness of the general population to be vaccinated. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Our Development Pipeline

The following table highlights our current development pipeline:

Key: TRß, thyroid receptor beta; NASH, nonalcoholic steatohepatitis; X-ALD, X-linked adrenoleukodystrophy; GLP-1, glucagon-like peptide 1, GIP, glucose-dependent insulinotropic polypeptide.

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

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The study is targeting enrollment of approximately 340 patients across five treatment arms.  The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by MRI-PDFF, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

VK2809 in NAFLD

In September 2018, we announced top-line results from our 12-week, Phase 2 clinical trial of our lead clinical program’s drug candidate, VK2809, in patients with NAFLD and elevated LDL-C. The study successfully achieved its primary endpoint, with patients receiving VK2809 demonstrating statistically significant reductions in LDL-C compared with placebo.  In addition, the trial’s secondary endpoint was achieved, with VK2809-treated patients experiencing statistically significant reductions in liver fat content compared with placebo.  VK2809 demonstrated encouraging safety and tolerability in this study, with no SAEs reported.

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

Reduction in Liver Fat Content

Patients receiving VK2809 experienced statistically significant reductions in liver fat content, as assessed by MRI-PDFF, relative to placebo after 12 weeks of treatment.

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

VK2809 Summary Characteristics

VK2809 has been evaluated in one Phase 2 clinical trial and seven Phase 1 clinical trials. Based on these clinical and additional preclinical data, we believe VK2809 has the following important characteristics that may benefit patients with metabolic or lipid disorders:

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

•

Encouraging safety profile: VK2809 has demonstrated encouraging safety to date in over 300 subjects from completed studies. No drug related serious adverse events were observed. In addition, no cardiovascular abnormalities were reported, in-line with the expected high tissue and receptor selectivity for VK2809.

•	Encouraging tolerability: VK2809 has been well-tolerated at and above doses that we are currently administrating and plan to administer in future clinical trials.
•

Novel mechanism of action: Based on its selective thyroid receptor targeting mechanism of action, we believe VK2809 has the potential to lower plasma and liver lipid levels in a manner complementary to existing agents such as statins. In particular, based upon the Phase 2 trial results, we believe the unique liver-targeting properties of VK2809 impart a robust lipid lowering effect within hepatic tissue, with potential therapeutic applications in fatty liver diseases such as NASH.

•

Combinability: VK2809’s novel mechanism of action is expected to allow combinability with many existing therapies, leading to enhanced efficacy and potentially delaying transition to subsequent therapies.

•	Once-daily oral dosing: Clinical data suggest that VK2809 has the potential to lower plasma lipid levels in NASH or hypercholesterolemia patients as a once-daily oral therapy.

Phase 1 Clinical Data for VK2809

VK2809 has also been evaluated in seven Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated patients was similar to placebo-treated patients. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride, or TG, levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted TG levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts. In addition, VK2809 was evaluated in five additional Phase 1 trials, evaluating the pharmacokinetics, pharmacodynamics, potential drug-drug interaction of VK2809 when co-administered with a statin, alternative dosing regimens and hepatic impairment, respectively.

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

In September 2020, we initiated a randomized, double-blind, placebo controlled Phase 1 SAD and MAD clinical trial of VK0214 in healthy patients. The primary objective of the study was to evaluate the safety and tolerability of VK0214 administered orally for up to 14 days. The secondary objective was to evaluate the pharmacokinetics of VK0214 following single and multiple oral doses. The first portion of the study evaluated single doses of VK0214; in the second portion of the study, subjects received VK0214 once daily for 14 days. Subsequent cohorts in both portions of the study received successively higher VK0214 doses.

In June 2021, we announced the results of the study. VK0214 was shown to be safe and well-tolerated at all doses evaluated in this study. No serious adverse events were reported, and no treatment or dose-related trends were observed for vital signs, gastrointestinal effects, cardiovascular measures or physical examinations. VK0214 demonstrated dose-dependent exposures, no evidence of accumulation following multiple doses, and a half-life consistent with anticipated once-daily dosing regimens. While the study's primary objective was to evaluate safety and tolerability, laboratory assessments included a lipid panel to determine potential pharmacodynamic effects following exposure to VK0214. The results showed that subjects who received VK0214 experienced reductions in low-density lipoprotein cholesterol, or LDL-C, triglycerides and apolipoprotein B following 14 days of treatment at all VK0214 doses. Many of the observed lipid reductions achieved statistical significance, though the study was not powered to demonstrate statistical significance on laboratory assessments.

% Change in Lipid Markers Following 14 Days of Treatment of VK0214

	Placebo[1]	5 mg	10 mg	25 mg	50 mg	75 mg	100 mg
	(n=11)	(n=6)	(n=6)	(n=6)	(n=6)	(n=6)	(n=6)

LDL-C	3.8%	-0.7%	-12.5%*	-21.4%**	-19.5%**	-19.1%***	-18.9%**

Triglycerides	4.9%	-6.7%	-19.5%*	-1.7%	-36.8%**	-45.0%***	-39.1%**

ApoB	4.4%	-5.7%	-12.5%**	-23.3%***	-24.0%***	-28.3%***	-28.2%***

(1) Excludes one placebo subject due to an anomalous triglyceride value (>7x higher than SD). *p < 0.05; **p < 0.01; ***p < 0.001.

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. The Phase 1b trial is a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the AMN form of X-ALD. The study is initially targeting enrollment across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily. Pending a blinded review of preliminary safety, tolerability, and pharmacokinetic data, additional dosing cohorts may be pursued.

The primary objectives of the study are to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

In January 2022, we announced that this Phase 1b trial of VK0214 in patients with X-ALD has been placed on clinical hold by the United States Food and Drug Administration, or FDA.  The FDA has requested an additional preclinical study prior to continuing the Phase 1b trial of VK0214 in X-ALD.  The request is not due to any findings from ongoing or previously completed studies.  We expect to provide the information to the FDA in the second quarter of 2022.

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

VK2735

Activation of the glucagon-like peptide 1 (GLP-1) receptor has been shown to decrease glucose, reduce appetite, lower body weight and improve insulin sensitivity in patients with type 2 diabetes, obesity, or both. More recently, research efforts have explored the potential co-activation of the glucose-dependent insulinotropic peptide (GIP) receptor as a means of enhancing the therapeutic benefits of GLP-1 receptor activation. VK2735 is a dual agonist of the GLP-1 and GIP receptors that the Company is developing for the potential treatment for various metabolic disorders.

In January 2022, we initiated a Phase 1 SAD and MAD clinical trial of VK2735. The Phase 1 trial is a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study include evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators will also evaluate the pharmacokinetics of single and multiple doses.

VK5211: A SARM for Hip Fracture

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

VK5211 Summary Characteristics

Based on the Phase 2 trial, the three Phase 1 trials, and additional preclinical data, we believe VK5211 has the following important characteristics that may suggest therapeutic benefits in patients recovering from hip fracture surgery:

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

DGAT-1 Inhibitor Program

We are developing small molecule inhibitors of the enzyme DGAT-1 for the potential treatment of metabolic disorders such as obesity and dyslipidemia. According to the CDC, approximately 42% of the adult U.S. population is obese, with the prevalence expected to exceed 50% by 2030. The World Health Organization estimates at least 650 million adults are currently obese worldwide. DGAT-1 is a potential therapeutic target for reduction of triglyceride levels in the circulation and fat accumulation in adipose tissues. DGAT-1 null mice exhibit both reduced post-meal plasma triglyceride levels and increased energy expenditure, but have normal levels of circulating free fatty acids. Conversely, transgenic mice that overexpress DGAT-1 in adipose tissue are predisposed to obesity when fed a high-fat diet and have elevated levels of circulating free fatty acids. We have developed a series of novel compounds with tissue- targeting properties intended to mitigate potential side effects by selectively targeting the enterocyte, or intestinal absorptive cells, in the intestine, to inhibit dietary triglyceride uptake, or the liver, to inhibit de novo triglyceride synthesis. We plan to conduct further preclinical studies and file an investigation new drug application, or IND, with the FDA at a future date.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, tirzepatide from Eli Lilly and Company, RG7992 (BFKB8488A) from F. Hoffmann-La Roche AG, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-3655 (NGM313) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., and TVB-2640 from Sagimet Biosciences Inc. In addition, we are aware of active programs at Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Axcella Health Inc., Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., Carmot Therapeutics, Inc., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., GlaxoSmithKline

plc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., MediciNova Inc., NorthSea Therapeutics B.V., NuSirt Biopharma, Inc., Poxel SA, Terns Pharmaceuticals, Inc., Yuhan Corporation and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, Helsinn Group and Pluristem Therapeutics Inc. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. Hematopoietic stem cell therapy has been used to treat cerebral X-ALD (CALD), the most severe form of the disease. More recently, gene therapy has been shown to be effective in treating CALD, as well as elivaldogene autotemcel from bluebird bio, Inc., which has been approved by the European Commission for patients less than 18 years of age with early CALD without a matched sibling donor. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Autobahn Therapeutics, Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK2809, VK0214 and VK5211, and conducting certain clinical trials and preclinical studies related to these programs. Most of our programs are based on small molecules licensed from Ligand pursuant to our Master License Agreement with Ligand, which we entered into on May 21, 2014.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $3.1 million for fiscal year 2022) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties effective as of December 12, 2021 of between $11,803 and $23,607 for each separate false claim (each of which is subject to adjustment for inflation), the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2021, are as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	67	12	U.S., Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, India, Russia, New Zealand, South Africa, Europe and PCT	2025-2041
VK5211 (SARM)	14	20	U.S., Australia, Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan and Venezuela	2025-2040
Other SARM	1	11	U.S., Canada, India, Japan, Korea, Mexico, Australia, China, New Zealand, Argentina, Brazil, Europe, and Israel	2022-2026
VK0612 (FBPase inhibitor)	2	0	U.S. and India	2036
DGAT-1 Inhibitors	0	8	U.S., Hong Kong and Europe	2030
EPOR Inhibitors	0	12	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030

Corporate Information

We were incorporated under the laws of the State of Delaware on September 24, 2012. Our principal executive offices are located at 9920 Pacific Heights Blvd, Suite 350, San Diego, CA 92121, and our telephone number is (858) 704-4660. Our website address is www.vikingtherapeutics.com. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Employees

As of December 31, 2021, we had seventeen full-time employees and one part-time employee, seven of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

•

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and the results of prior preclinical or clinical trials are not necessarily predictive of our future results. Our clinical trials may fail to adequately demonstrate the safety and efficacy of VK2809, VK0214, VK2735 or any future product candidates.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently on hold in a Phase 1b clinical trial, and VK2735, which is currently in a Phase 1 SAD/MAD clinical trial as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2021, we had an accumulated deficit of $223.2 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2809, VK0214, VK2735, VK5211, VK0612 and our earlier-stage assets, DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2809, VK0214, VK2735, VK5211, VK0612 and our earlier-stage assets, DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

We licensed most of the intellectual property related to our current drug candidates from Ligand pursuant to the Master License Agreement. In September 2018, we reported positive top-line results from a Phase 2 clinical trial for VK2809. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2809 or VK5211 will be repeated for our other drug candidates or lead to other positive outcomes.  As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2021, we had cash, cash equivalents and investments totaling $202.1 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or each an Agent and, together, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering, dated July 28, 2021.

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

Government-imposed travel restrictions, quarantines, shelter-in-place, shutdowns and similar government orders in response to the continuing COVID-19 pandemic have resulted, and may continue to result, in direct operational and administrative disruptions to our facilities. Our operations would be disrupted if any of our employees or employees of our business partners were suspected of having contracted COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. Any restrictions on the conduct of business operations related to COVID-19 could also impact the operation of our suppliers. Global and domestic supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities.

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have and may continue to be delayed due to the prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. We and our third-party CROs may need to make certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials.

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

Management continues to monitor the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce, and intends to follow health and safety guidelines as they evolve. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not currently able to predict how long the pandemic will last, or to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition or liquidity for fiscal years 2022 and 2023.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, tirzepatide from Eli Lilly and Company, RG7992 (BFKB8488A) from F. Hoffmann-La Roche AG, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-3655 (NGM313) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., and TVB-2640 from Sagimet Biosciences Inc. In addition, we are aware of active programs at Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Axcella Health Inc., Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., Carmot Therapeutics, Inc., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., GlaxoSmithKline plc., Hanmi Pharmaceutical Co., Ltd., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., MediciNova Inc., NorthSea Therapeutics BV, NuSirt Biopharma, Inc., Poxel SA, Terns Pharmaceuticals, Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, as well as elivaldogene autotemcel from bluebird bio, Inc., which has been approved by the European Commission for patients less than 18 years of age with early CALD without a matched sibling donor.

However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Autobahn Therapeutics, Minoryx Therapeutics S.L., Neuralgene, Orpheris, Inc., Poxel SA, and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

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

Our business may be adversely affected if the FDA does not lift the clinical hold on our Phase 1b clinical trial of VK0214 in patients with X-linked adrenoleukodystrophy, or X-ALD.

In January 2022, we announced that our Phase 1b clinical trial of VK0214 in patients with X-ALD has been placed on clinical hold by the FDA. The FDA has requested an additional preclinical study prior to continuing our Phase 1b clinical trial of VK0214 in patients with X-ALD. If the FDA does not lift the clinical hold in a timely manner, or at all, our long-term development timeline for VK0214 and our business, financial condition or results of operations, may be adversely affected.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, which includes the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain clinical trial data. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. If we fail to comply with these laws, we could be subject to civil or criminal liabilities, other remedial measures and legal expenses, be precluded from developing, manufacturing and selling certain products outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the Bribery Act, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, the United Kingdom and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as Trade Control Laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, we will be required to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission, or the SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by United States, United Kingdom or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our future collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our drug candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2021, we had sixteen full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Competition for qualified personnel is intense, especially in the greater San Diego, California area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Competitors and others have in the past attempted, and are likely in the future to attempt, to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with any of our personnel. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect our business, financial condition and results of operations.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

Risks Relating to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2021, we owned or co-owned 70 patent applications and four patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter and method of use. As of December 31, 2021, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one PCT application, six U.S. patent applications, and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and patents or applications in certain foreign jurisdictions directed to VK0214; and owned one additional patent and one patent application in the U.S. and several patent applications in certain foreign jurisdictions directed to VK2809 as of December 31, 2021. For VK5211, as of December 31, 2021, we in-licensed nine patents and two patent applications in the U.S. and several other patents and patent applications in certain foreign jurisdictions. For VK0612, as of December 31, 2021, we own one pending U.S. application and several foreign applications. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2021, we had several licensed patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2021, our executive officers, directors and 5% or greater stockholders beneficially owned 37.0% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of December 31, 2021, Ligand and its affiliates beneficially owned approximately 8.6% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more and annual revenues of $100 million or more. We reassess our public float as of June 30, 2021, and since it was less than $700 million and our annual revenues are less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2022. We will need to reassess, as of June 30, 2022, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2022.

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

As of December 31, 2021, we had approximately $39.6 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $21.8 million of which can be carried forward indefinitely. We have $39.2 million of state net operating loss carryforwards that will begin to expire in 2034. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. However, as of December 31, 2021, there is no limitation on the federal and state net operating losses. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of our amended and restated bylaws, our amended and restated certificate of incorporation or the DGCL, (4) any action asserting a claim against us or our directors, officers or employees that is governed by the internal affairs doctrine, or (5) any action to interpret, apply, enforce or determine the validity of our amended and restated bylaws or our amended and restated certificate of incorporation. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated bylaws. This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions that are subject to these exclusive forum provisions, particularly if the stockholder does not reside in or near Delaware. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities consist of office space in San Diego, California. We lease approximately 7,940 square feet of space for our headquarters in San Diego, California under an agreement that expires on July 31, 2027. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Record

As of December 31, 2021, there were approximately four stockholders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Item 6.

[Reserved]

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

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The study is targeting enrollment of approximately 340 patients across five treatment arms. The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

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

The primary objectives of the study are to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

In January 2022, we announced that this Phase 1b trial of VK0214 in patients with X-ALD has been placed on clinical hold by the United States Food and Drug Administration, or FDA. The FDA has requested an additional preclinical study prior to continuing the Phase 1b trial of VK0214 in X-ALD. The request is not due to any findings from ongoing or previously completed studies. We expect to provide the information to the FDA in the second quarter of 2022.

In January 2022, we initiated a Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK2735, a novel dual agonist of the glucagon-like peptide 1, or GLP-1, and glucose-dependent insulinotropic polypeptide, or GIP, receptors. VK2735 is in development for the potential treatment of various metabolic disorders.

The Phase 1 trial is a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study include evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators will also evaluate the pharmacokinetics of single and multiple doses of VK2735.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK0214, VK2735 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

Impact of COVID-19 Pandemic

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

In addition, our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be delayed due to the prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of vaccines worldwide and the effectiveness thereof, and the willingness of the general population to be vaccinated. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2021, we charged $45.0 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, completing the VK0214 Phase 1 SAD and MAD study in healthy patients, preparing for and initiating the VK0214 Phase 1b trial and preparing for the initiation of the VK2735 Phase 1 trial.  During the year ended December 31, 2020, we charged $31.9 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial as well as preparing for and initiating the VK0214

Phase 1 SAD and MAD study in healthy patients. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2809, VK0214 and VK2735 programs and seek to advance our additional programs.

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

Smaller Reporting Company and Non-Accelerated Filer

Our public float on June 30, 2021 was less than $700 million and our annual revenues are less than $100 million,and we are therefore deemed a smaller reporting company and a non-accelerated filer. As a non-accelerated filer and in accordance with these new rules, we continue to not be required to provide an auditor’s attestation report on our internal control over financial reporting in this and potentially future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2021	2020
Research and development expenses	$44,981	$31,931	$13,050	40.9%

The increase in research and development expenses during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to increased expenses related to our clinical studies of $7.2 million, pre-clinical studies of $3.3 million, manufacturing for our drug candidates of $2.2 million, third-party consultants of $291,000 and stock-based compensation of $265,000, partially offset by a decrease in salaries and benefits of $180,000 and placement fees of $105,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2021	2020
General and administrative expenses	$10,701	$10,731	$(30)	(0.3)%

The decrease in general and administrative expenses during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to decreased expenses related to salaries and benefits of $355,000 and legal services of $75,000, partially offset by increased expenses related to insurance of $149,000, professional fees of $125,000, services provided by third-party consultants of $101,000 and stock-based compensation of $18,000.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2021 and 2020 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2021	2020
Other income (expense)	$692	$3,167	$(2,475)	(78.1)%

Other income (expense) recognized during the year ended December 31, 2021 consisted primarily of interest income of $703,000 and foreign exchange gain of $7,000, offset by expense relating to the amortization of certain financing costs of $18,000.

Other income (expense) recognized during the year ended December 31, 2020 consisted primarily of interest income of $3.3 million, offset by expense relating to the amortization of certain financing costs of $106,000.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $202.1 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2023, which is more than one year after the date our December 31, 2021 financial statements were issued.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or each an Agent and, together, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated July 28, 2021. The Shelf Registration Statement will expire on August 11, 2024. No shares of our common stock were sold under the ATM Agreement from its inception through December 31, 2021.

On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through December 31, 2021, no shares of our common stock or warrants to purchase our common stock were repurchased by us under the Repurchase Program.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2021	2020
Cash used in operating activities	$(47,586)	$(21,777)
Cash provided by investing activities	$37,960	$41,567
Cash provided by financing activities	$6,880	$950

Cash Used in Operating Activities

During the year ended December 31, 2021, cash used in operating activities of $47.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments and a decrease in lease liability, partially offset by an increase in prepaids and other current assets and a decrease in accounts payable and accrued expenses.

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

Cash Provided by Investing Activities

During the year ended December 31, 2021, cash provided by investing activities of $38.0 million resulted primarily from the proceeds of maturities of investments of $206.0 million, partially offset by the purchase of investments of $168.0 million.

During the year ended December 31, 2020, cash provided by investing activities of $41.6 million resulted primarily from the proceeds of sales and maturities of investments of $322.2 million, partially offset by the purchase of investments of $280.6 million.

Cash Provided by Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $6.9 million, which consisted primarily of proceeds from certain warrant exercises of $7.1 million and proceeds from certain stock option exercises and ESPP purchases of $569,000, partially offset by the value of shares withheld to cover taxes of $707,000.

During the year ended December 31, 2020, cash provided by financing activities was $950,000, which consisted primarily of proceeds from certain warrant exercises of $854,000 and proceeds from certain stock option exercises and ESPP purchases of $418,000, partially offset by the value of shares withheld to cover taxes of $296,000 and payments of certain financing costs of $26,000.

Future Funding Requirements

As of December 31, 2021, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013

Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated nor a large accelerated filer.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2022 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2021, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2021, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2021, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2021, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2021, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Form of Common Stock Warrant issued by Viking Therapeutics, Inc. to purchasers in the June 2017 offering.	8-K	6/19/2017	4.1

4.5	Description of Registrant’s Securities

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.11#	Non-Employee Director Compensation Policy.	10-K	3/13/2019	10.15

10.12†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.13†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.14†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.15	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.16	Registration Rights Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Metabasis Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.16

10.17	First Amendment to Registration Rights Agreement, dated January 22, 2016, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	8-K	1/25/2016	10.2

10.18	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.19#	Founder Common Stock Purchase Agreement, dated September 26, 2012, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.18

10.20#	Amendment No. 1 to Founder Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.2

10.21#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.22#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.24	At-The-Market Equity Offering Sales Agreement, dated as of July 28, 2021, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated Truist Securities, Inc. and H.C. Wainwright & Co., LLC.	S-3	7/28/2021	1.2

21.1	List of Subsidiaries of Viking Therapeutics, Inc.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the period from December 31, 2019 to December 31, 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

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

Viking Therapeutics, Inc.

Date: February 9, 2022	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2022
Brian Lian, Ph.D.

/s/ Greg Zante	Chief Financial Officer (Principal Accounting and Financial Officer)	February 9, 2022
Greg Zante

/s/ Lawson Macartney, DVM, Ph.D.	Director	February 9, 2022
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	February 9, 2022
Matthew W. Foehr

/s/ Sarah Kathryn Rouan	Director	February 9, 2022
Sarah Kathryn Rouan

/s/ Charles A. Rowland Jr.	Director	February 9, 2022
Charles A. Rowland Jr.

/s/ J. Matthew Singleton	Director	February 9, 2022
J. Matthew Singleton

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for preclinical study and clinical trial costs

As described in Note 1 to the consolidated financial statements, the Company estimates its preclinical study and clinical trial expenses based on the services it received pursuant to contracts with research institutions and contract research organizations (“CROs”) that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or a combination of these elements. The Company accrues service fees based on work performed, which relies on estimates of total costs incurred based on milestones achieved, patient enrollment and other events. The majority of the Company’s service providers invoice the Company in arrears, and to the extent that amounts invoiced differ from its estimates of expenses incurred, the Company accrues for additional costs. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of the Company’s estimation process relating to accrual for preclinical study and clinical trial costs; (ii) testing management’s identification of milestones, patient enrollment requirements and other events in its contracts with the research institutions and CROs; (iii) testing management’s determination of the accrual for preclinical study and clinical trial costs for a sample of such milestones, patient enrollments and other events; and (iv) testing the mathematical accuracy of the schedule of accrual for preclinical study and clinical trial costs prepared by management.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Costa Mesa, California

February 9, 2022

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$26,371	$29,117
Short-term investments – available for sale	175,732	219,269
Prepaid clinical trial and preclinical study costs	7,806	7,276
Prepaid expenses and other current assets	619	442
Total current assets	210,528	256,104
Right-of-use assets	25	321
Deferred public offering and other financing costs	76	48
Deposits	33	29
Total assets	$210,662	$256,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,444	$3,988
Other accrued liabilities	7,305	7,811
Lease liability, current	29	330
Total current liabilities	8,778	12,129
Lease liability, net of current portion	—	29
Total long-term liabilities	—	29
Total liabilities	8,778	12,158
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2021 and 2020; 78,248,401 shares issued and outstanding at December 31, 2021 and 73,215,940 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	425,614	412,589
Accumulated deficit	(223,182)	(168,192)
Accumulated other comprehensive loss	(549)	(54)
Total stockholders’ equity	201,884	244,344
Total liabilities and stockholders’ equity	$210,662	$256,502

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues	$—	$—
Operating expenses:
Research and development	44,981	31,931
General and administrative	10,701	10,731
Total operating expenses	55,682	42,662
Loss from operations	(55,682)	(42,662)
Other income (expense):
Amortization of financing costs	(18)	(106)
Interest income, net	703	3,233
Realized gain on investments	—	40
Foreign exchange gain	7	—
Total other income, net	692	3,167
Net loss	(54,990)	(39,495)
Other comprehensive gain (loss), net of tax:
Unrealized loss on securities	(495)	(66)
Comprehensive loss	$(55,485)	$(39,561)
Basic and diluted net loss per share	$(0.71)	$(0.54)
Weighted-average shares used to compute basic and diluted net loss per share	77,198	72,597

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	72,413,602	$1	$405,803	$(128,697)	$12	$277,119
Employee stock-based compensation, net	—	—	5,818	—	—	5,818
Shares withheld related to employee tax withholding	(44,042)	—	(296)	—	—	(296)
Issuance of common stock under employee stock plans	249,579	—	418	—	—	418
Issuance of common stock from warrant exercises	596,801	—	846	—	—	846
Unrealized gain (loss) on investments	—	—	—	—	(66)	(66)
Net loss	—	—	—	(39,495)	—	(39,495)
Balance at December 31, 2020	73,215,940	1	412,589	(168,192)	(54)	244,344
Employee stock-based compensation, net	—	—	6,100	—	—	6,100
Shares withheld related to employee tax withholding	(117,025)	—	(707)	—	—	(707)
Issuance of common stock under employee stock plans	421,174	—	570	—	—	570
Issuance of common stock from warrant exercises	4,728,312	—	7,062	—	—	7,062
Unrealized gain (loss) on investments	—	—	—	—	(495)	(495)
Net loss	—	—	—	(54,990)	—	(54,990)
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$201,884

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(54,990)	$(39,495)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	3,906	3,808
Amortization of financing costs	18	106
Amortization of non-cash clinical trial costs	—	—
Stock-based compensation	6,100	5,818
Amortization of right-of-use assets	296	277
Interest expense related to operating lease liability	11	32
Realized gain on investments	-	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(711)	137
Accrued interest, net of interest received on maturity of investments	1,176	2,590
Accounts payable	(2,544)	1,555
Accrued expenses	(506)	3,768
Lease liability	(342)	(333)
Net cash used in operating activities	(47,586)	(21,777)
Cash flows from investing activities
Purchases of investments	(168,015)	(280,636)
Proceeds from sales and maturities of investments	205,975	322,203
Net cash provided by investing activities	37,960	41,567
Cash flows from financing activities
Public offering and financing costs	(46)	(26)
Value of shares withheld related to employee tax withholding	(707)	(296)
Proceeds from stock issuance under employee stock purchase plan and warrant exercises	7,633	1,272
Net cash provided by financing activities	6,880	950
Net increase (decrease) in cash and cash equivalents	(2,746)	20,740
Cash and cash equivalents beginning of period	29,117	8,377
Cash and cash equivalents end of period	$26,371	$29,117

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Receivable from exercise of warrants	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Organization, Liquidity and Management’s Plan, and Summary of Significant Accounting Policies

The Company

Viking Therapeutics, Inc., a Delaware corporation, together with its subsidiary (the “Company”), is a clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. In June of 2021, the company formed an Australian subsidiary, Viking Therapeutics, PTY LTD, so as to be able to take advantage of certain research and development reimbursements available to local Australian based research and development companies that choose to do research in Australia.

The Company was incorporated under the laws of the State of Delaware on September 24, 2012 and its principal executive offices are located in San Diego, CA, with a subsidiary located in Adelaide, Australia.

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

In addition, the Company’s clinical trials have been affected by, and may continue to be affected by, the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to the prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to, comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements relate to accounting for accruals for our clinical and preclinical efforts and stock-based compensation. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Viking Therapeutics, PTY LTD, incorporated in Australia. To date, the aggregate operations of this subsidiary have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain amounts reported in prior years in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year’s presentation.

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

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

In May 2014, the Company entered into a master license agreement, pursuant to which it acquired certain rights to a number of research and development programs from Ligand Pharmaceuticals Incorporated (“Ligand”). In doing so, the Company updated its policy on research and development to include the purchase of rights to intangible assets. In accordance with Accounting Standards Codification (“ASC”) Topic 730, Research and Development, intangible assets that are acquired and have an alternative future use, as defined, should be capitalized and reported as an intangible asset; however, the cost of acquired intangible assets that do not have alternative future uses should be reported as research and development expense as incurred. The Company notes that intangible assets acquired that are in the preclinical or clinical stages of development when acquired, and not approved by the U.S. Food and Drug Administration, are deemed to have not satisfied the definition of having an alternative future use, as defined. Accordingly, assets acquired in the preclinical and clinical stages of development are expensed as incurred in the Company’s statement of operations.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency is translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2021 and 2020, foreign currency transaction gain amounted to $7,000 and $0, respectively.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Historical net loss per share
Numerator
Net loss	$(54,990)	$(39,495)
Denominator
Weighted-average common shares outstanding	77,380,775	72,779,742
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	77,197,680	72,596,647
Basic and diluted net loss per share	$(0.71)	$(0.54)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2021	2020
Common stock warrants	487,087	5,244,500
Restricted stock units	962,299	679,363
Common stock subject to repurchase	183,095	183,095
Common stock options	4,088,084	3,371,323
	5,720,565	9,478,281

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2.	Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.  As of December 31, 2021 and 2020, the Company’s investments were in money market funds, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2021 and 2020.

Investments classified as available-for-sale as of December 31, 2021 consisted of the following (in thousands):

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$504	$—	$—	$504
Commercial paper (2)	$32,032	$—	$—	$32,032
Corporate debt securities (2)	$143,741	$1	$(546)	$143,196
	$176,277	$1	$(546)	$175,732

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2021, there were three securities in an unrealized gain position and 75 securities in an unrealized loss position. The unrealized gains were less than $1,000 individually and $2,000 in the aggregate. The unrealized losses were less than $73,000 individually and $550,000 in the aggregate. Twenty-nine of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2021, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $56.7 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

The Company’s financial instruments consist of cash and cash equivalents, investments and accounts payable. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of December 31, 2021 and 2020, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2021, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$24,612	10,498	14,114	0
Short-term investments
Certificates of deposit	504	—	504	—
Commercial paper, available for sale	32,032	—	32,032	—
Corporate debt securities, available-for-sale	143,196	—	143,196	—
Total financial assets	$200,344	$10,498	$189,846	$—

		Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$26,868	$26,868	$—	$—
Short-term investments
Commercial paper, available for sale	27,973	—	27,973	—
Corporate debt securities, available-for-sale	191,296	—	191,296	—
Total financial assets	$246,137	$26,868	$219,269	$—

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

In May 2014, the Company also entered into a Management Rights Letter (the “Management Rights Letter”) with Ligand that required the Company to expand the size of the Company’s Board of Directors to create an additional directorship on the Company’s Board of Directors and to allow Ligand to appoint an individual to fill the new directorship. The Management Rights Letter will terminate upon the earliest to occur of the liquidation or indefinite cessation of the Company’s business operations, the execution by the Company of a general assignment for the benefit of creditors or the appointment of a receiver or trustee to take possession of the Company’s property and assets, an acquisition of the Company by means of any transaction (including, without limitation, any reorganization, merger or consolidation) if the Company’s stockholders of record as constituted immediately prior to the transaction hold less than 50% of the voting power of the surviving or acquiring entity, or following the issuance of the Company’s securities pursuant to the Master License Agreement, the date that Ligand ceases to beneficially own at least 7.5% of the Company’s outstanding voting stock, or May 21, 2024.

5.Operating Leases – Right-of-Use Assets and Lease Liability Obligations

As of December 31, 2021, the Company has only one operating lease which is for office space that expired in January 2022. Below is a summary of the Company’s right-of-use assets and lease liabilities as of December 31, 2021 and 2020 (in thousands, except for years and %):

	December 31, 2021	December 31, 2020
Right of use assets	$25	$321

Lease liability obligations, current	$29	$330
Lease liability obligations, less current portion	-	29
Total lease liability obligations	$29	$359

Weighted-average remaining lease term	.08 years	1.08 years

Weighted-average discount rate	6.00%	6.00%

During the years ended December 31, 2021 and 2020, the Company recognized $308,000 and $319,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2021 are as follows (in thousands):

2022	29
Total minimum lease payments	$29
Less: amount representing interest	$—
Total lease liability obligations	$29

The Company signed a new 65-month operating lease in November 2021, which begins in March 2022, for 7,940 square feet of office space in San Diego, CA. The operating lease provides the Company with an option to extend the term of the lease for a period of five years beyond the expiration date in July 2027. If the option is exercised, the renewal term will be upon the same terms and conditions as the original agreement, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the lease. The Company will add the new operating lease into its lease liability and right-of-use assets during the first quarter of 2022, once the landlord completes the tenant improvements and provides the Company with access to the office space. The option to extend the operating lease will not be recognized as part of the Company’s lease liability and right-of-use assets until such option is exercised, if exercised.
6.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2021 and 2020. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the years ended December 31, 2021 and 2020. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. The Company has the right, from time to time at its sole discretion until May 1, 2023, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Company’s common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock. From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the Initial Shares and the Commitment Shares. No additional shares were issued under the Commitment Purchase Agreement during the period of January 1, 2018 through December 31, 2021.

On July 28, 2021, the Company filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-258231) (the “Shelf Registration Statement”). The Shelf Registration Statement initially provides the Company with the ability to offer up to $600.0 million of securities, including equity, debt and other securities as described in the Shelf Registration Statement. The Shelf Registration Statement was declared effective by the SEC on August 11, 2021 and will expire on August 11, 2024. Pursuant to the Shelf Registration Statement, the Company may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs.

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated July 28, 2021. The Shelf Registration Statement will expire on August 11, 2024. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through December 31, 2021.

On March 17, 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through December 31, 2021, no shares of the Company’s common stock or warrants to purchase its common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program, if any, are expected to be held in treasury until such time as they are reissued or retired by the Company.

During the years ended December 31, 2021 and 2020, and in accordance with the ESPP, the Company issued an aggregate of 43,408 and 34,595 shares of its common stock to certain employees, respectively.

7.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP.  From January 1, 2016 and through December 31, 2021, in accordance with the terms of the 2014 Plan, an additional 9,929,367 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, respectively, and, in accordance with the terms of the ESPP, an additional 2,836,961 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP, respectively.

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

During the years ended December 31, 2021 and 2020, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020
Stock-based compensation expense by type of award:
Stock options	$3,276	$3,096
Restricted stock and restricted stock units	2,597	2,529
Employee stock purchase plan	227	193
Total stock-based compensation expense included in expenses	$6,100	$5,818
Stock-based compensation expense by line item:
Research and development expenses	$1,623	$1,359
General and administrative expenses	4,477	4,459
Total stock-based compensation expense included in expenses	$6,100	$5,818

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2021
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$5,141	2.34
Restricted stock and restricted stock units	$3,146	1.46

The following table is a summary of restricted shares granted during the years ended December 31, 2021 and 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2020	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2021	183,095	$0.17

The following table summarizes restricted stock unit activity during the years ended December 31, 2021 and 2020:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2019	352,726	$7.35
Granted	493,996	$7.77
Vested	(128,859)	$7.12
Forfeited	(38,500)	$8.16
Unvested at December 31, 2020	679,363	$7.65
Granted	588,820	$5.80
Vested	(270,063)	$7.47
Forfeited	(35,821)	$6.14
Unvested December 31, 2021	962,299	$6.63

In January 2019, the Company issued 221,600 performance-based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2021, 40,000 PRSU awards were forfeited, one of the three milestones had been met and the remaining two were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $1.2 million through December 31,2021 and $86,000 during the year ended December 31, 2021.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2021, 10,500 PRSU awards were forfeited, two of the three milestones had been met and the remaining one was deemed as probable of achievement, resulting in the Company recording stock-based compensation expense of $1.7 million through December 31, 2021 and $485,000 during the year ended December 31,2021.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the PRSU vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2021, 7,500 PRSU awards were forfeited, none of the four milestones had been met and three of the four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $535,000 during the year ended December 31, 2021.

The following table summarizes stock option activity during the years ended December 31, 2021 and 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	2,580,476	$4.90
Granted	960,472	$7.26
Exercised	(86,125)	$2.47		$430,000
Forfeited	(77,250)	$7.26
Cancelled	(6,250)	$8.52
Options outstanding at December 31, 2020	3,371,323	$5.57	7.32	$4,577,000
Granted	1,081,520	$5.87
Exercised	(107,703)	$3.26		$389,000
Forfeited	(132,745)	$6.25
Cancelled	(124,311)	$7.48
Options outstanding at December 31, 2021	4,088,084	$5.63	7.02	$2,885,000
Options exercisable at December 31, 2021	2,251,653	$4.95	5.81	$2,885,000

The Company received $351,000 and $213,000 in cash proceeds from exercises of stock options during the years ended December 31, 2021 and 2020, respectively.

The total fair value of stock options that vested during the years ended December 31, 2021 and 2020 was $2.9 million and $2.6 million, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2021 and 2020 was $4.16 and $4.89, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2021	2020
Expected volatility	84.7%	77.3%
Expected term (in years)	6.10	6.09
Risk-free interest rate	0.67%	1.39%
Expected dividend yield	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2021, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2021 is as follows:

Common stock warrants	487,087
Restricted stock units	962,299
Common stock options	4,088,084
Available for grant under the 2014 Plan	5,383,372
Available for issuance under Employee Stock Purchase Plan	2,978,312
13,899,154

8.	Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants had an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and expired on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. Warrants to purchase an aggregate of 3,618,312 and 348,493 warrants were exercised during the years ended December 31, 2021 and 2020, respectively, and 29,101 warrants expired unexercised on April 13, 2021.

On April 13, 2016, pursuant to the terms of the loan and security agreement with Ligand, the Company issued to Ligand a warrant to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”). The Ligand Warrant had an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and was set to expire on April 13, 2021.  The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued by the Company to Ligand pursuant to that certain loan and security agreement with Ligand. The Ligand Warrant was exercised in full during the year ended December 31, 2021.

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised Warrants was declared effective by the SEC. As of December 31, 2021, Warrants to purchase an aggregate of 487,087 shares were outstanding and 150,000 and 248,308 Warrants were exercised during the years ended December 31, 2021 and 2020, respectively.

9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Current:
Federal	$—	$—
State	2	—
	$2	$—
Deferred:
Federal	$(13,281)	$(9,368)
State	(4,182)	(3,356)
	$(17,463)	$(12,724)

Change in valuation allowance	17,463	12,724
Total income tax expense (benefit)	$2	$—

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Tax provision at U.S. Federal statutory rates	21%	21%
State income taxes net of federal benefit	7%	7%
Non-deductible permanent items	(1)%	(1)%
Stock options	1%	—
Research and development credits	4%	5%
Change in valuation allowance	(32)%	(32)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities	$80	$180
Intangible assets	43,829	32,435
Net operating loss carryforwards	11,049	8,649
Share-based compensation	3,747	2,604
Credits	8,919	6,518
Other	161	20
Total deferred tax assets	67,785	50,406
Valuation Allowance	(67,778)	(50,316)
Total deferred tax assets, net of allowance	$7	$90
Deferred tax liabilities:
Right of use assets	$(7)	$(90)
Other	—	—
Total deferred tax liabilities:	$(7)	$(90)
Net deferred tax assets (liabilities):	$—	$—

A valuation allowance of $67.8 million and $50.3 million at December 31, 2021 and December 31, 2020, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2021, the Company had approximately $39.6 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $21.8 million of which can be carried forward indefinitely. The Company has $39.2 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company. An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018.However, as of December 31, 2021, there is no limitation on the federal and state net operating losses.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2017 through December 31, 2021.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2021 and the year ended December 31, 2020 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2021 and December 31, 2020, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

At December 31, 2021, the Company has federal and state research and development tax credit carry-forwards of approximately $6.2 million and $2.7 million, respectively. The federal credits begin to expire in 2036. The state credits do not expire.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020, which provided additional COVID-19 relief provisions for businesses. The Company has evaluated the impact of the both Acts and has determined that any impact is not material to its financial statements.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2021 or December 31, 2020.

10.	Related-Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4). As Ligand beneficially owns 8.6% of the Company’s outstanding shares as of December 31, 2021 and has a member of its management team on the Company’s Board of Directors, the Company considers Ligand to be a related party.

11.	Commitments and Contingencies

On May 25, 2018, the Company entered into an Office Lease (the “Lease”) with Kilroy Realty, L.P. The Lease was for approximately 7,149 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “2018 Premises”). The 2018 Premises was the Company’s corporate headquarters.

The Lease commenced on November 1, 2018 and expired on January 31, 2022. Monthly base rent payments due under the Lease for the 2018 Premises were $27,000, subject to annual increases of 3.0% during the Lease term. Under the Lease, the Company was responsible for certain charges for common area maintenance and other costs, including electricity and utility expenses and the Lease provided for abatement of rent during certain periods and escalating rent payments throughout the Lease term. Rent expense was recorded on a straight-line basis over the life of the Lease and the difference between the rent expense and rent paid was recorded as deferred rent.

The Lease provided the Company with an option to extend the term of the lease for a period of three years beyond the Lease term, which was not exercised..

On November 15, 2021, the Company entered into an Office Lease (the “Office Lease”) with One Pacific Heights. LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises will be the Company’s new corporate headquarters.

The Office Lease will commence on March 1, 2022 and will expire on July 31, 2027 (the “Term”). Monthly base rent payments due under the Office Lease for the Premises will be $28,187, subject to annual increases of 3.0% during the Term. Under the Office Lease, the Company will be responsible for certain charges for common area maintenance and other costs, including utility expenses and the Office Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term. Rent expense will be recorded on a straight-line basis over the life of the Office Lease and the difference between the rent expense and rent paid will be recorded as deferred rent.

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease.

Rent expense was $320,000 and $319,000 for the years ended December 31, 2021 and 2020, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

Year Ending December 31:
2022	$198
2023	348
2024	358
2025	369
2026 and beyond	576
Total minimum lease payments	$1,849

12.	Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequent to December 31, 2021 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.