Form 10-Q
period 2022-03-31
Viking Therapeutics, Inc.
filed 2022-04-27
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 15, 2022
Common stock, $0.00001 par value	77,373,712

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,454	$26,371
Short-term investments – available for sale	172,445	175,732
Prepaid clinical trial and preclinical study costs	8,012	7,806
Prepaid expenses and other current assets	388	619
Total current assets	193,299	210,528
Right-of-use assets	1,632	25
Deferred financing costs	64	76
Deposits	33	33
Total assets	$195,028	$210,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,119	$1,444
Other accrued liabilities	7,999	7,305
Lease liability, current	150	29
Total current liabilities	11,268	8,778
Lease liability, net of current portion	1,490	-
Total long-term liabilities	1,490	-
Total liabilities	12,758	8,778
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 77,373,712 and 78,248,401 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	428,086	425,614
Accumulated deficit	(239,285)	(223,182)
Accumulated other comprehensive loss	(1,411)	(549)
Treasury stock at cost, 1,464,217 shares at March 31, 2022, no shares at December 31, 2021	(5,121)	-
Total stockholders’ equity	182,270	201,884
Total liabilities and stockholders’ equity	$195,028	$210,662

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$—	$—
Operating expenses:
Research and development	12,555	11,535
General and administrative	3,690	2,693
Total operating expenses	16,245	14,228
Loss from operations	(16,245)	(14,228)
Other income (expense):
Amortization of financing costs	(12)	(21)
Interest income, net	154	239
Total other income, net	142	218
Net loss	(16,103)	(14,010)
Other comprehensive gain (loss), net of tax:
Unrealized loss on securities	(893)	(50)
Foreign currency translation gain	31	—
Comprehensive loss	$(16,965)	$(14,060)

Basic and diluted net loss per common share	$(0.21)	$(0.19)
Weighted-average shares used to compute basic and diluted net loss per share	77,413	74,782

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation	—	—	2,357	—	—	—	2,357
Shares withheld related to employee tax withholding	(105,475)	—	(499)	—	—	—	(499)
Issuance of common stock under employee stock plans	222,503	—	—	—	—	—	—
Issuance of common stock from warrant exercises	472,500	—	614	—	—	—	614
Repurchase of common stock	(1,464,217)	—	—	—	—	(5,121)	(5,121)
Unrealized loss on investments	—	—	—	—	(893)	—	(893)
Unrealized currency translation gains	—	—	—	—	31	—	31
Net loss	—	—	—	(16,103)	—	—	(16,103)
Balance at March 31, 2022	77,373,712	$1	$428,086	$(239,285)	$(1,411)	$(5,121)	$182,270

See accompanying notes to the unaudited consolidated financial statements.

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

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,103)	$(14,010)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums, net	670	1,138
Amortization of financing costs	12	21
Stock-based compensation	2,357	1,577
Amortization of right-of-use assets	77	72
Interest expense related to operating lease liability	4	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23	(266)
Accrued interest, net of interest received on maturity of investments	105	(166)
Accounts payable	1,707	860
Other accrued liabilities	694	(22)
Lease liability	(76)	(85)
Net cash used in operating activities	(10,530)	(10,876)
Cash flows from investing activities
Purchases of investments	(30,682)	(48,676)
Proceeds from maturities of investments	32,301	42,049
Net cash provided by (used in) investing activities	1,619	(6,627)
Cash flows from financing activities
Value of shares withheld related to employee tax withholding	(499)	(473)
Repurchase of common stock	(5,121)	—
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	614	5,664
Net cash provided by (used in) financing activities	(5,006)	5,191
Net decrease in cash and cash equivalents	(13,917)	(12,312)
Cash and cash equivalents beginning of period	26,371	29,117
Cash and cash equivalents end of period	$12,454	$16,805

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Receivable from exercise of warrants	$—	$173
Right-of-use asset obtained in exchange for lease obligation	$1,664	$—

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was incorporated under the laws of the State of Delaware on September 24, 2012 and its principal executive offices are located in San Diego, California, with a subsidiary located in Adelaide, Australia.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of March 31, 2022, consolidated statements of operations for the three months ended March 31, 2022 and 2021, consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 9, 2022. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, the unaudited consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. The December 31, 2021 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three months ended March 31, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

In addition, the Company’s clinical trials have been affected by, and may continue to be affected by, the COVID-19 pandemic. Clinical site initiation and patient enrollment have been, and may continue to be, delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been able to, and others may not be able to, comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact the Company’s clinical trial operations.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted. As of the date of the issuance of the Company’s consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Significant estimates made in preparing these consolidated financial statements relate to accounting for an operating lease and certain commitments. Actual results could differ from those estimates.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 7 for additional information.

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

FASB Accounting Standards Codification Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency is translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the three months ended March 31, 2022 and 2021, foreign currency transaction gain amounted to $31,000 and $0, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(16,103)	$(14,010)

Denominator:
Weighted-average common shares outstanding	77,596,236	74,965,522
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	77,413,141	74,782,427

Net loss per share:
Basic and diluted	$(0.21)	$(0.19)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2022	2021
Common stock warrants	14,587	1,438,275
Restricted stock units	1,770,582	1,075,954
Common stock subject to repurchase	183,095	183,095
Common stock options	5,073,107	4,143,640
	7,041,371	6,840,964

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2022 and December 31, 2021, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2022 or during the year ended December 31, 2021.

Investments classified as available-for-sale as of March 31, 2022 consisted of the following (in thousands):

As of March 31, 2022	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Certificates of deposit (2)	$504	$—	$—	$504
Commercial paper (2)	$35,450	$—	$—	$35,450
Corporate debt securities (2)	$137,933	$2	$(1,444)	$136,491
	$173,887	$2	$(1,444)	$172,445

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2022, there was one security in an unrealized gain position and there were 64 securities in an unrealized loss position. The unrealized gains were less than $2,000. The unrealized losses were less than $169,000 individually and $1,444,000 in the aggregate. Twenty-two of these securities have been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At March 31, 2022, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $32.3 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

(2)

At December 31, 2021, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet and $56.7 million of the corporate debt securities were scheduled to mature outside of one year.

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

As of March 31, 2022 and December 31, 2021, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper and corporate debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2022, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:
Government money market funds	$6,160	$6,160	$—	$—
Short-term investments
Certificates of deposit	504	—	504	—
Commercial paper, available-for-sale	35,450	—	35,450	—
Corporate debt securities, available-for-sale	136,491	—	136,491	—
Total financial assets	$178,605	$6,160	$172,445	$—

		Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$24,612	10,498	14,114	0
Short-term investments
Certificates of deposit	504	—	504	—
Commercial paper, available for sale	32,032	—	32,032	—
Corporate debt securities, available-for-sale	143,196	—	143,196	—
Total financial assets	$200,344	$10,498	$189,846	$—

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three months ended March 31, 2022 and 2021. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its consolidated financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company also entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”). From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 through 2021 or during the three months ended March 31, 2022.

On July 28, 2021, the Company filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-258231) (the “2021 Shelf Registration Statement”). The 2021 Shelf Registration Statement initially provides the Company with the ability to offer up to $600.0 million of securities, including equity, debt and other securities as described in the 2021 Shelf Registration Statement. The 2021 Shelf Registration Statement was declared effective by the SEC on August 11, 2021 and will expire on August 11, 2024. Pursuant to the 2021 Shelf Registration Statement, the Company may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and its capital needs.

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through March 31, 2022.

On March 17, 2020, the Company’s Board of Directors authorized a stock repurchase program, whereby the Company could purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program could be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 17, 2022, the termination date of the Repurchase Program, an aggregate of 1,464,217 shares of the Company’s common stock were repurchased by the Company under the Repurchase Program. These shares repurchased by the Company under the Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 31, 2022, no shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program will be held in treasury until such time as they are reissued or retired by the Company.

During the three months ended March 31, 2022 and 2021, the Company issued no shares of its common stock to its employees pursuant to the ESPP.

5. Stock-Based Compensation

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

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan. As of December 31, 2021, there were 5,383,372 shares of the Company’s common stock available for grant and, effective January 1, 2022, an additional 2,738,694 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan. As of March 31, 2022, there were 6,203,285 shares of the Company’s common stock available for grant under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2021, there were 2,978,312 shares of the Company’s common stock available for issuance and, effective January 1, 2022, an additional 782,484 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of March 31, 2022, there were 3,760,796 shares of the Company’s common stock available for issuance under the ESPP.

During the three months ended March 31, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense by type of award:
Stock options	$1,026	$826
Restricted stock and restricted stock units	1,287	687
Employee stock purchase plan	44	64
Total stock-based compensation expense included in expenses	$2,357	$1,577
Stock-based compensation expense by line item:
Research and development expenses	$664	$435
General and administrative expenses	1,693	1,142
Total stock-based compensation expense included in expenses	$2,357	$1,577

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2022
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$7,642	2.68
Restricted stock and restricted stock units	$5,821	1.55

The following table is a summary of restricted stock activity during the three months ended March 31, 2022:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2022	183,095	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2022:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2021	962,299	$6.63
Granted	1,030,786	$4.88
Vested	(222,503)	$6.70
Forfeited	—	$—
Unvested at March 31, 2022	1,770,582	$5.60

In 2019, the Company commenced issuing performance-based restricted stock units (“PRSU awards”). These awards have been issued to several of its employees and the shares subject to these PRSU awards will vest upon the Company achieving certain milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

In January 2019, the Company issued 221,600 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2022, 40,000 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.3 million cumulatively from inception in 2019 through March 31, 2022, including $60,000 during the three months ended March 31, 2022.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2022, 10,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.8 million cumulatively from inception in 2020 through March 31, 2022, including $60,000 during the three months ended March 31, 2022.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2022, 7,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $668,000 through March 31, 2022, including $133,000 during the three months ended March 31, 2022.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2022, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $520,000 during the three months ended March 31, 2022.

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,088,084	$5.63
Granted	1,005,023	$4.80
Exercised	—	$—
Forfeited	(15,000)	$6.61
Cancelled	(5,000)	$6.61
Options outstanding at March 31, 2022	5,073,107	$5.46	7.36	1,373,000
Options exercisable at March 31, 2022	2,873,185	$5.26	6.07	1,373,000

The Company received $0 and $156,000 in cash proceeds from exercises of stock options during the three months ended March 31, 2022 and 2021, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2022 was $3.53.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2022 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2022
Expected volatility	87.31%
Expected term (in years)	6.15
Risk-free interest rate	1.50%
Expected dividend yield	0%

Expected Volatility. Historically through December 31, 2021, the expected volatility rate used to value stock option grants was based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development to the Company. Given the length of time the Company’s common stock has been publicly-traded, starting January 1, 2022, the expected volatility rate used to value stock option grants is based on the volatility of the Company’s historical share prices.

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

Since the Company had a net operating loss carryforward as of March 31, 2022, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations.

6. Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants had an exercise price of $1.50 per share of common stock, were immediately exercisable upon issuance and expired on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. Warrants to purchase an aggregate of 29,101 shares expired unexercised on April 13, 2021, the date of expiration of the warrants.

On April 13, 2016, pursuant to the terms of the loan and security agreement with Ligand Pharmaceuticals Incorporated (“Ligand”), the Company issued to Ligand a warrant to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”). The Ligand Warrant had an exercise price of $1.50 per share of Company common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and was set to expire on April 13, 2021. The Ligand Warrant was issued to Ligand as a part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued to Ligand pursuant to the loan and security agreement with Ligand. The Ligand Warrant was exercised in full during 2021.

On June 14, 2017, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock and warrants to purchase up to an aggregate of 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised Warrants was declared effective by the SEC. As of March 31, 2022, Warrants to purchase an aggregate of 14,587 shares of common stock were outstanding and Warrants to purchase an aggregate of 472,500 shares of common stock were exercised during the three months ended March 31, 2022.

7. Commitments and Contingencies

On May 25, 2018, the Company entered into an office lease (the “Prior Lease”) with Kilroy Realty, L.P. The Lease was for approximately 7,149 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Old Premises”).

The Prior Lease commenced on November 1, 2018 and expired on January 31, 2022 (the “Prior Lease Term”). Monthly base rent payments due under the Prior Lease for the Old Premises were $27,000, subject to annual increases of 3.0% during the Prior Lease Term. Under the Prior Lease, the Company was responsible for certain charges for common area maintenance and other costs, including electricity and utility expenses, and the Prior Lease provided for abatement of rent during certain periods and escalating rent payments throughout the Prior Lease Term. Rent expense was recorded on a straight-line basis over the life of the Prior Lease and the difference between the rent expense and rent paid was recorded as deferred rent.

On November 15, 2021, the Company entered into an Office Lease (the “Office Lease”) with One Pacific Heights. LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises are now the Company’s corporate headquarters.

The Office Lease commenced on March 1, 2022 and will expire on July 31, 2027 (the “Term”). Monthly base rent payments due under the Office Lease for the Premises are $28,187, subject to annual increases of 3.0% during the Term. Under the Office Lease, the Company will be responsible for certain charges for common area maintenance and other costs, including utility expenses and the Office Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term. Rent expense will be recorded on a straight-line basis over the life of the Office Lease and the difference between the rent expense and rent paid will be recorded as deferred rent.

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease.

As of March 31, 2022, the weighted-average remaining lease term was 5.33 years and the weighted-average discount rate was 3.00%.

Rent expense was $81,000 and $77,000 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of March 31, 2022:
Remainder of 2022	113
2023	347
2024	357
2025	368
2026 and beyond	606
Total minimum lease payments	$1,791
Less: amount representing interest	$(151)
Total lease liability obligations	$1,640

8. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2022, and events which occurred subsequent to March 31, 2022, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Viking,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Viking Therapeutics, Inc. and its subsidiary.

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

In January 2022, we announced that this Phase 1b trial of VK0214 in patients with X-ALD has been placed on clinical hold by the United States Food and Drug Administration, or the FDA. The FDA has requested an additional preclinical study prior to continuing the Phase 1b trial of VK0214 in X-ALD. The request is not due to any findings from ongoing or previously completed studies. We expect to provide the requested information to the FDA in the second quarter of 2022.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK0214, VK2735 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on February 9, 2022.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of vaccines worldwide and the effectiveness thereof, and willingness of the general population to be vaccinated, and the potential emergence and spread of any new variants. As of the date of issuance of our consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2021, we charged $45.0 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, completing the VK0214 Phase 1 SAD and MAD study in healthy patients, preparing for and initiating the VK0214 Phase 1b trial and preparing for the initiation of the VK2735 Phase 1 trial. During the three months ended March 31, 2022, we charged $12.6 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, preparing for and initiating a preclinical study required by the FDA, which we expect to submit to the FDA later in the second quarter, related to our ability to reengage our Phase 1b clinical trial of VK0214 in patients with X-ALD, and continuing to conduct our Phase 1 SAD and MAD clinical trial of VK2735, currently in development for the treatment of various metabolic disorders. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

General and Administrative Expenses

Our general and administrative expenses have generally increased year-over-year as we have hired additional employees, issued additional equity awards, which has resulted in increased stock-based compensation expense, implemented certain systems to increase efficiency, and incurred additional costs for insurance, legal and accounting related to operating as a public company. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with being a public company, including expenses related to continued compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administration and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

Other Income (Expense)

Other income (expense) includes interest income earned from our cash, cash equivalents and short-term investments.

Smaller Reporting Company and Non-Accelerated Filer

Until December 31, 2020, we were deemed an “emerging growth company” within the meaning of the rules under the Securities Act, and we utilized certain exemptions from various reporting requirements that were applicable to public companies that were not emerging growth companies. For example, as an emerging growth company, we were not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. Effective December 31, 2020, we are no longer an emerging growth company as December 31, 2020 was the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2020 was less than $700 million and our annual revenues were less than $100 million, we have been deemed a smaller reporting company and a non-accelerated filer since January 1, 2021. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We reassessed our public float as of June 30, 2021, and since it was less than $700 million and our annual revenues were less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2022. We will need to reassess, as of June 30, 2022, whether we continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2022.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to our preclinical, nonclinical and clinical development costs and drug manufacturing costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 and Note 3 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Research and development expenses	$12,555	$11,535	$1,020	8.8%

The increase in research and development expenses during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to our preclinical studies of $511,000, manufacturing for our drug candidates of $340,000, stock-based compensation of $229,000, expenses related to third-party consultants of $85,000 and salaries and benefits of $78,000, partially offset by decreased clinical studies expenses of $290,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
General and administrative expenses	$3,690	$2,693	$997	37.0%

The increase in general and administrative expenses during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to stock-based compensation of $551,000 and legal services of $414,000.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2022 and 2021 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Other income (expense)	$142	$218	$(76)	(34.9)%

Other income (expense) recognized during the three months ended March 31, 2022 consisted primarily of interest income of $154,000, partially offset by $12,000 of expense relating to the amortization of certain financing costs. Other income (expense) recognized during the three months ended March 31, 2021 consisted primarily of interest income of $239,000, partially offset by $21,000 of expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $184.9 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least June 30, 2023, which is more than one year after the date of our filing of this Form 10-Q.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2809, VK0214, VK5211 and VK2735, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. No shares of our common stock were sold under the ATM Agreement from its inception through March 31, 2022.

On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we could purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program could be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 17, 2022, the termination date of the Repurchase Program, we repurchased an aggregate of 1,464,217 shares of our common stock under the Repurchase Program. These shares repurchased by us under the Repurchase Program are being held in treasury until such time as we reissue or retire them.

On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 31, 2022, we have not repurchased any shares of under the New Repurchase Program. Shares repurchased by us under the New Repurchase Program will be held in treasury until such time as we reissue or retire them.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(10,530)	$(10,876)
Cash provided by (used in) investing activities	$1,619	$(6,627)
Cash provided by (used in) financing activities	$(5,006)	$5,191

Cash Used in Operating Activities

During the three months ended March 31, 2022, cash used in operating activities of $10.5 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses, lease liability, accrued interest, net of interest received on maturity of investments and other assets, partially offset by an increase in right-of-use asset.

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

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2022, cash provided by investing activities of $1.6 million resulted primarily from the proceeds of maturities of investments of $32.3 million, partially offset by the purchase of investments of $30.7 million.

During the three months ended March 31, 2021, cash used in investing activities of $6.6 million resulted primarily from the purchase of investments of $48.7 million, partially offset by the proceeds of sales and maturities of investments of $42.1 million.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was $5.0 million, which consisted primarily of $5.1 million in repurchases of our common stock under the Repurchase Program and the value of shares withheld to cover taxes of $499,000, partially offset by proceeds from certain warrant exercises of $614,000.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 9, 2022.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently on hold in a Phase 1b clinical trial, and VK2735, which is currently in a Phase 1 SAD/MAD clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of March 31, 2022, we had an accumulated deficit of $239.3 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2809, VK0214, VK2735, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2022, we had cash, cash equivalents and investments totaling $184.9 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering, dated August 11, 2021.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-3655 (NGM313) and MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., and TVB-2640 from Sagimet Biosciences Inc. In addition, we are aware of active programs at Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Axcella Health Inc., Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., Carmot Therapeutics, Inc., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Gelesis Holdings Inc., GlaxoSmithKline plc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., MediciNova Inc., NorthSea Therapeutics BV, Poxel SA, Rivus Pharmaceuticals Inc., Terns Pharmaceuticals, Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, as well as elivaldogene autotemcel from bluebird bio, Inc., which has been approved by the European Commission for patients less than 18 years of age with early CALD without a matched sibling donor. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Autobahn Therapeutics, Minoryx Therapeutics S.L., Orpheris, Inc., Poxel SA, and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2022, we had eighteen full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

*Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

*The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

Risks Relating to Our Intellectual Property

*We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2022, we owned or co-owned 75 patent applications and four patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of March 31, 2022, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one PCT application, eight U.S. patent applications, and a patent and additional patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and patents or applications in certain foreign jurisdictions directed to VK0214; and owned one additional patent and three patent applications in the U.S. and several patent applications in certain foreign jurisdictions directed to VK2809 as of March 31, 2022. For VK5211, as of March 31, 2022, we in-licensed nine patents and two patent applications in the U.S. and several other patents and patent applications in certain foreign jurisdictions. For VK0612, as of March 31, 2022, we owned one pending U.S. application and one application in India. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China, where we currently have a number of licensed patents and licensed and owned patent applications, currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2022, we had several licensed patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2022, our executive officers, directors and 5% or greater stockholders beneficially owned 34.4% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of March 31, 2022, Ligand and its affiliates beneficially owned approximately 8.7% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more and annual revenues of $100 million or more. We reassessed our public float as of June 30, 2021, and since it was less than $700 million and our annual revenues were less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2022. We will need to reassess, as of June 30, 2022, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2022, we effected stock repurchases pursuant to the Repurchase Program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock and restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us pursuant to the Repurchase Program to satisfy certain tax withholding obligations during the quarter ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 – January 31, 2022	539,839	$3.96	436,136	$48,358,012(1)
February 1, 2022 – February 28, 2022	706,431	3.46	704,649	45,935,673(1)
March 1, 2022 – March 31, 2022	323,422	3.20	323,422	50,000,000(1)(2)
Total	1,569,692	$3.58	1,464,217	$50,000,000

(1) On March 17, 2020, our board of directors authorized a stock repurchase program, whereby we could purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years (the “Repurchase Program”). The Repurchase Program could be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 17, 2022, the termination date of the Repurchase Program, we repurchased an aggregate of 1,464,217 shares of our common stock under the Repurchase Program.

(2) On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 31, 2022, we have not repurchased any shares of our common stock under the New Repurchase Program.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: April 27, 2022	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2022	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)