Form 10-Q
period 2022-06-30
Viking Therapeutics, Inc.
filed 2022-07-27
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2022
Common stock, $0.00001 par value	76,688,478

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,226	$26,371
Short-term investments – available for sale	152,691	175,732
Prepaid clinical trial and preclinical study costs	9,859	7,806
Prepaid expenses and other current assets	1,087	619
Total current assets	179,863	210,528
Right-of-use assets	1,560	25
Deferred financing costs	52	76
Deposits	33	33
Total assets	$181,508	$210,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,104	$1,444
Other accrued liabilities	8,522	7,305
Lease liability, current	238	29
Total current liabilities	14,864	8,778
Lease liability, net of current portion	1,414	—
Total long-term liabilities	1,414	—
Total liabilities	16,278	8,778
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 76,688,478 and 78,248,401 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	430,390	425,614
Accumulated deficit	(256,717)	(223,182)
Accumulated other comprehensive loss	(1,649)	(549)
Treasury stock at cost, 2,193,251 shares at June 30, 2022, no shares at December 31, 2021	(6,795)	—
Total stockholders’ equity	165,230	201,884
Total liabilities and stockholders’ equity	$181,508	$210,662

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	13,542	12,804	26,097	24,340
General and administrative	4,089	2,737	7,779	5,430
Total operating expenses	17,631	15,541	33,876	29,770
Loss from operations	(17,631)	(15,541)	(33,876)	(29,770)
Other income (expense):
Amortization of financing costs	(12)	(21)	(24)	(41)
Interest income, net	253	181	407	420
Realized loss on investments, net	(42)	—	(42)	—
Total other income, net	199	160	341	379
Net loss	(17,432)	(15,381)	(33,535)	(29,391)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(31)	(85)	(924)	(135)
Foreign currency translation loss	(207)	—	(176)	—
Comprehensive loss	$(17,670)	$(15,466)	$(34,635)	$(29,526)

Basic and diluted net loss per common share	$(0.23)	$(0.20)	$(0.43)	$(0.38)
Weighted-average shares used to compute basic and diluted net loss per share	76,842	77,897	77,126	76,348

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at March 31, 2022	77,373,712	$1	$428,086	$(239,285)	$(1,411)	$(5,121)	$182,270
Employee stock-based compensation	—	—	2,220	—	—	—	2,220
Issuance of common stock under employee stock plans	43,800	—	84	—	—	—	84
Repurchase of common stock	(729,034)	—	—	—	—	(1,674)	(1,674)
Unrealized loss on investments	—	—	—	—	(31)	—	(31)
Unrealized currency translation gains	—	—	—	—	(207)	—	(207)
Net loss	—	—	—	(17,432)	—	—	(17,432)
Balance at June 30, 2022	76,688,478	$1	$430,390	$(256,717)	$(1,649)	$(6,795)	$165,230

	Six-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation	—	—	4,577	—	—	—	4,577
Shares withheld related to employee tax withholding	(105,475)	—	(499)	—	—	—	(499)
Issuance of common stock under employee stock plans	266,303	—	84	—	—	—	84
Issuance of common stock from warrant exercises	472,500	—	614	—	—	—	614
Repurchase of common stock	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Unrealized loss on investments	—	—	—	—	(924)	—	(924)
Unrealized currency translation gains	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	(33,535)	—	—	(33,535)
Balance at June 30, 2022	76,688,478	$1	$430,390	$(256,717)	$(1,649)	$(6,795)	$165,230

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2021	77,178,081	$1	$419,528	$(182,202)	$(104)	$237,223
Employee stock-based compensation	—	—	1,491	—	—	1,491
Issuance of common stock under employee stock plans	89,646	—	343	—	—	343
Issuance of common stock from warrant exercises	922,087	—	1,383	—	—	1,383
Unrealized loss on investments	—	—	—	—	(85)	(85)
Net loss	—	—	—	(15,381)	—	(15,381)
Balance at June 30, 2021	78,189,814	$1	$422,745	$(197,583)	$(189)	$224,974

	Six-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2020	73,215,940	$1	$412,589	$(168,192)	$(54)	$244,344
Employee stock-based compensation	—	—	3,068	—	—	3,068
Shares withheld related to employee tax withholding	(81,016)	—	(473)	—	—	(473)
Issuance of common stock under employee stock plans	326,578	—	498	—	—	498
Issuance of common stock from warrant exercises	4,728,312	—	7,063	—	—	7,063
Unrealized gain on investments	—	—	—	—	(135)	(135)
Net loss	—	—	—	(29,391)	—	(29,391)
Balance at June 30, 2021	78,189,814	$1	$422,745	$(197,583)	$(189)	$224,974

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(33,535)	$(29,391)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums, net	1,127	2,179
Amortization of financing costs	24	41
Stock-based compensation	4,577	3,068
Amortization of right-of-use assets	77	145
Realized loss on investment	42	—
Interest expense related to operating lease liability	4	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,521)	(1,658)
Accrued interest, net of interest received on maturity of investments	348	593
Accounts payable	4,661	223
Other accrued liabilities	1,217	652
Lease liability	7	(171)
Net cash used in operating activities	(23,972)	(24,310)
Cash flows from investing activities
Purchases of investments	(66,380)	(108,278)
Proceeds from maturities of investments	86,979	105,211
Net cash provided by (used in) investing activities	20,599	(3,067)
Cash flows from financing activities
Value of shares withheld related to employee tax withholding	(499)	(473)
Repurchase of common stock	(6,795)	—
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	698	7,562
Net cash provided by (used in) financing activities	(6,596)	7,089
Net decrease in cash and cash equivalents	(9,969)	(20,288)
Effect of exchange rate changes on cash	(176)	—
Cash and cash equivalents beginning of period	26,371	29,117
Cash and cash equivalents end of period	$16,226	$8,829

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Right-of-use asset obtained in exchange for lease obligation	$1,664	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of June 30, 2022, consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 9, 2022. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, the unaudited consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2022 and 2021. The December 31, 2021 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six months ended June 30, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the three months ended June 30, 2022 and 2021, foreign currency transaction loss amounted to $207,000 and $0, respectively. For the six months ended June 30, 2022 and 2021, foreign currency transaction loss amounted to $176,000 and $0, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(17,432)	$(15,381)	$(33,535)	$(29,391)

Denominator:
Weighted-average common shares outstanding	77,025,080	78,079,689	77,309,080	76,531,208
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	76,841,985	77,896,594	77,125,985	76,348,113

Net loss per share:
Basic and diluted	$(0.23)	$(0.20)	$(0.43)	$(0.38)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2022	2021
Common stock warrants	14,587	487,087
Restricted stock units	1,770,582	1,047,155
Common stock subject to repurchase	183,095	183,095
Common stock options	5,099,357	3,917,509
	7,067,621	5,634,846

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2022 and December 31, 2021, the Company’s investments were in government money market funds, certificates of deposit, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2022 or during the year ended December 31, 2021.

Investments classified as available-for-sale as of June 30, 2022 consisted of the following (in thousands):

As of June 30, 2022	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$39,592	$—	$(18)	$39,574
Corporate debt securities (2)	$114,573	$—	$(1,456)	$113,117
	$154,165	$—	$(1,474)	$152,691

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2022, there were two securities in an unrealized gain position and there were 55 securities in an unrealized loss position. The unrealized gains were less than $1,000. The unrealized losses were less than $181,000 individually and $1,474,000 in the aggregate. Sixteen of these securities have been in a continuous unrealized gain or loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At June 30, 2022, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $8.3 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of June 30, 2022 and December 31, 2021, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper and corporate debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2022, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Short-term investments
Commercial paper, available-for-sale	39,574	—	39,574	—
Corporate debt securities, available-for-sale	113,117	—	113,117	—
Total financial assets	$152,691	$—	$152,691	$—

		Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$24,612	10,498	14,114	0
Short-term investments
Certificates of deposit	504	—	504	—
Commercial paper, available for sale	32,032	—	32,032	—
Corporate debt securities, available-for-sale	143,196	—	143,196	—
Total financial assets	$200,344	$10,498	$189,846	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2022 and December 31, 2021 (in thousands, except for years and %):

	June 30,	December 31,
	2022	2021
Right-of-use assets	$1,560	$25

Lease liability obligations, current	$238	$29
Lease liability obligations, less current portion	$1,414	-
Total lease liability obligations	$1,652	$29

Weighted-average remaining lease term	5.08 years	.08 years

Weighted-average discount rate	3.00%	6.00%

During the three and six months ended June 30, 2022, the Company recognized $83,000 and $169,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

During the three and six months ended June 30, 2021, the Company recognized $77,000 and $154,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$113
2023	347
2024	357
2025	368
2026 and thereafter	606
Total minimum lease payments	$1,791
Less: amount representing interest	$(139)
Total lease liability obligations	$1,652

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three and six months ended June 30, 2022 and 2021. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its consolidated financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”). From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the

Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 through 2021 or during the three and six months ended June 30, 2022.

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

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through June 30, 2022.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2022, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

During the three months ended June 30, 2022 and 2021, the Company issued 43,800 and 29,896 shares of its common stock, respectively, to its employees pursuant to the ESPP.

6. Stock-Based Compensation

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

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan. As of December 31, 2021, there were 5,383,372 shares of the Company’s common stock available for grant and, effective January 1, 2022, an additional 2,738,694 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan. As of June 30, 2022, there were 6,177,035 shares of the Company’s common stock available for grant under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2021, there were 2,978,312 shares of the Company’s common stock available for issuance and, effective January 1, 2022, an additional 782,484 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of June 30, 2022, there were 3,716,996 shares of the Company’s common stock available for issuance under the ESPP.

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Stock options	$980	$774	$2,006	$1,600
Restricted stock and restricted stock units	1,187	655	2,474	1,342
Employee stock purchase plan	53	62	97	126
Total stock-based compensation expense included in expenses	$2,220	$1,491	$4,577	$3,068
Stock-based compensation expense by line item:
Research and development expenses	$611	$347	$1,275	$782
General and administrative expenses	1,609	1,144	3,302	2,286
Total stock-based compensation expense included in expenses	$2,220	$1,491	$4,577	$3,068

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2022
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$6,647	2.68
Restricted stock and restricted stock units	$4,634	1.41

The following table is a summary of restricted stock activity during the six months ended June 30, 2022:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2022	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2022:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2021	962,299	$6.63
Granted	1,030,786	$4.88
Vested	(222,503)	$6.70
Forfeited	—	$—
Unvested at June 30, 2022	1,770,582	$5.60

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

In January 2019, the Company issued 221,600 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2022, 40,000 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.3 million cumulatively from inception in 2019 through June 30, 2022, including $93,000 during the six months ended June 30, 2022.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2022, 10,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.7 million cumulatively from inception in 2020 through June 30, 2022, including $19,000 during the six months ended June 30, 2022.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2022, 7,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $802,000 cumulatively from inception in 2021 through June 30, 2022, including $267,000 during the six months ended June 30, 2022.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2022, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $880,000 during the six months ended June 30, 2022.

The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,088,084	$5.63
Granted	1,051,273	$4.72
Exercised	—	$—
Forfeited	(30,000)	$5.16
Cancelled	(10,000)	$5.16
Options outstanding at June 30, 2022	5,099,357	$5.45	7.12	1,278,000
Options exercisable at June 30, 2022	2,871,935	$5.26	5.82	1,276,000

The Company received $0 and $345,000 in cash proceeds from exercises of stock options during the six months ended June 30, 2022 and 2021, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2022 was $3.46.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2022 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2022
Expected volatility	87.00%
Expected term (in years)	6.15
Risk-free interest rate	1.56%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2022, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations.

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

On June 14, 2017, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock and warrants to purchase up to an aggregate of 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised Warrants was declared effective by the SEC. As of June 30, 2022, Warrants to purchase an aggregate of 14,587 shares of common stock were outstanding and Warrants to purchase an aggregate of 0 and 472,500 shares of common stock were exercised during the three and six months ended June 30, 2022, respectively.

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

On November 15, 2021, the Company entered the Office Lease with One Pacific Heights. LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises are now the Company’s corporate headquarters.

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

As of June 30, 2022, the weighted-average remaining lease term was 5.08 years and the weighted-average discount rate was 3.00%.

Operating lease expense was $83,000 and $81,000 for the three months ended June 30, 2022 and 2021, respectively. Operating lease expense was $169,000 and $162,000 for the six months ended June 30, 2022 and 2021, respectively.

Future minimum payments pursuant to the Lease are as follows (in thousands):

As of June 30, 2022:
Remainder of 2022	113
2023	347
2024	357
2025	368
2026 and beyond	606
Total minimum lease payments	$1,791
Less: amount representing interest	$(139)
Total lease liability obligations	$1,652

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2022, and events which occurred subsequent to June 30, 2022, but were not recognized in the consolidated financial statements.

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

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. This trial is a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the adrenomyeloneuropathy, or AMN, form of X-ALD. The study is initially targeting enrollment across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily. Pending a blinded review of preliminary safety, tolerability, and pharmacokinetic data, additional dosing cohorts may be pursued.

The primary objectives of the study are to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

In January 2022, we announced that this trial of VK0214 in patients with X-ALD had been placed on clinical hold by the United States Food and Drug Administration, or the FDA. The FDA had requested an additional preclinical study be completed prior to our continuing the trial of VK0214 in X-ALD. The request was not due to any findings from ongoing or previously completed studies. We provided the requested information to the FDA during the second quarter of 2022 and in July 2022, we received an approval from the FDA to resume the study.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK0214, VK2735 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 9, 2022.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of vaccines worldwide and the effectiveness thereof, and willingness of the general population to be vaccinated, and the potential emergence and spread of any new variants, including Omicron and sub-variants thereof. As of the date of issuance of our consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2021, we charged $45.0 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, completing the VK0214 Phase 1 SAD and MAD study in healthy patients, preparing for and initiating the VK0214 Phase 1b trial and preparing for the initiation of the VK2735 Phase 1 trial. During the six months ended June 30, 2022, we charged $26.1 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, completing a preclinical study required by the FDA, which we submitted to the FDA late in the second quarter, related to our ability to recommence our Phase 1b clinical trial of VK0214 in patients with X-ALD, and continuing to conduct our Phase 1 SAD and MAD clinical trial of VK2735, currently in development for the treatment of various metabolic disorders. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Smaller Reporting Company and Non-Accelerated Filer

In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2021 was less than $700 million and our annual revenues were less than $100 million, we have been deemed a smaller reporting company and a non-accelerated filer since January 1, 2021. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We reassessed our public float as of June 30, 2022, and since it was less than $700 million and our annual revenues were less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2023. We will need to reassess, as of June 30, 2023, whether we continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Research and development expenses	$13,542	$12,804	$738	5.8%

The increase in research and development expenses during the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to manufacturing for our drug candidates, clinical studies expenses, stock-based compensation, and salaries and benefits, partially offset by decreased expenses related to our pre-clinical studies and third-party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
General and administrative expenses	$4,089	$2,737	$1,352	49.4%

The increase in general and administrative expenses during the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to legal services, stock-based compensation and salaries and benefits.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2022 and 2021 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Other income (expense)	$199	$160	$39	24.4%

Other income (expense) recognized during the three months ended June 30, 2022 consisted primarily of interest income, partially offset by a realized loss on investments and expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the three months ended June 30, 2021 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
Research and development expenses	$26,097	$24,340	$1,757	7.2%

The increase in research and development expenses during the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to our manufacturing for our drug candidates, stock-based compensation, and salaries and benefits, clinical studies expenses, regulatory services and third-party consultants, partially offset by decreased expenses related to our pre-clinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
General and administrative expenses	$7,779	$5,430	$2,349	43.3%

The increase in general and administrative expenses during the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to legal services, stock-based compensation, salaries and benefits and insurance expense.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2022 and 2021 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
Other income (expense)	$341	$379	$(38)	(10.0)%

Other income (expense) recognized during the six months ended June 30, 2022 consisted primarily of interest income, partially offset by a realized loss on investments and expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the six months ended June 30, 2021 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $168.9 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2023, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. No shares of our common stock were sold under the ATM Agreement from its inception through June 30, 2022.

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

On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2022, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(23,972)	$(24,310)
Cash provided by (used in) investing activities	$20,599	$(3,067)
Cash provided by (used in) financing activities	$(6,596)	$7,089

Cash Used in Operating Activities

During the six months ended June 30, 2022, cash used in operating activities of $24.0 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses, lease liability, accrued interest, net of interest received on maturity of investments and other assets, partially offset by an increase in prepaid expenses and right-of-use asset.

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

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2022, cash provided by investing activities of $20.6 million resulted primarily from the proceeds of maturities of investments of $87.0 million, partially offset by the purchase of investments of $66.4 million.

During the six months ended June 30, 2021, cash used in investing activities of $3.1 million resulted primarily from the purchase of investments of $108.3 million, partially offset by the proceeds of sales and maturities of investments of $105.2 million.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2022, cash used in financing activities was $6.6 million, which consisted primarily of $6.8 million in repurchases of our common stock under the Repurchase Program and the New Repurchase Program and the value of shares withheld to cover taxes of $499,000, partially offset by proceeds from certain warrant exercises of $614,000 and proceeds from ESPP purchases of $85,000.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently in a Phase 1b clinical trial, and VK2735, which is currently in a Phase 1 SAD/MAD clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2022, we had an accumulated deficit of $256.7 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2809, VK0214, VK2735, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

We licensed most of the intellectual property related to our current drug candidates from Ligand pursuant to the Master License Agreement. In September 2018, we reported positive top-line results from a Phase 2 clinical trial for VK2809. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2809 or VK5211 will be repeated for our other drug candidates or lead to other positive outcomes. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2022, we had cash, cash equivalents and investments totaling $168.9 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the impacts that the COVID-19 global pandemic may have on our business, financial condition and results of operations; disruptions to our operations and clinical trials, as well as disruptions or delays with respect to the operations of our service providers, suppliers and contract research organizations, or CROs; and

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

*We may expend our limited resources to pursue a specific product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, tesamorelin from Theratechnologies Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-3655 (NGM313) and MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., and denifanstat (TVB-2640) from Sagimet Biosciences Inc. In addition, we are aware of active programs at Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Axcella Health Inc., Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., Carmot Therapeutics, Inc., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., GlaxoSmithKline plc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., Lipocine Inc., MediciNova

Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Poxel SA, Rivus Pharmaceuticals Inc., Terns Pharmaceuticals, Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, as well as elivaldogene autotemcel from bluebird bio, Inc., which has been approved by the European Commission for patients less than 18 years of age with early CALD without a matched sibling donor. However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Autobahn Therapeutics, Minoryx Therapeutics S.L., Poxel SA, and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2022, we had seventeen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us.

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

*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Relating to Our Intellectual Property

*We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2022, we owned or co-owned 75 patent applications and seven patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

If we are unable to successfully obtain required third-party intellectual property rights or maintain our existing intellectual property rights, including if our patent applications do not result in the issuance of patents, we may need to abandon development of the related program and our business, financial condition and results of operations could be materially and adversely affected.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of June 30, 2022, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one U.S. patent, one PCT application, six U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and a patent and patent applications in certain foreign jurisdictions directed to VK0214; and owned one additional patent and three patent applications in the U.S. and several patent applications in certain foreign jurisdictions directed to VK2809 as of June 30, 2022. For VK5211, as of June 30, 2022, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. For VK0612, as of June 30, 2022, we owned one pending U.S. application and one application in India. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2022, we had several licensed patents, an owned patent, and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2022, our executive officers, directors and 5% or greater stockholders beneficially owned 28.2% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of June 30, 2022, Ligand and its affiliates beneficially owned approximately 8.8% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more and annual revenues of $100 million or more. We reassessed our public float as of June 30, 2022, and since it was less than $700 million and our annual revenues were less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2023. We will need to reassess, as of June 30, 2023, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2023.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2022, we effected stock repurchases pursuant to the New Repurchase Program. The following table sets forth information with respect to shares of our common stock repurchased by us pursuant to the New Repurchase Program during the quarter ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	—	—	50,000,000 (1)
May 1, 2022 - May 31, 2022	619,926	2.30	619,926	49,380,074 (1)
June 1, 2022 - June 30, 2022	109,108	2.14	109,108	49,270,966 (1)
Total	729,034	$2.28	729,034	$49,270,966

(1) Pursuant to the New Repurchase Program, we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years from March 18, 2022. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2022, we repurchased 729,034 shares of our common stock under the New Repurchase Program.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 27, 2022	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 27, 2022	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)