Form 10-Q
period 2022-09-30
Viking Therapeutics, Inc.
filed 2022-10-26
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 15, 2022
Common stock, $0.00001 par value	76,688,478

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,408	$26,371
Short-term investments – available for sale	125,615	175,732
Prepaid clinical trial and preclinical study costs	9,167	7,806
Prepaid expenses and other current assets	956	619
Total current assets	165,146	210,528
Right-of-use assets	1,489	25
Deferred financing costs	15	76
Deposits	33	33
Total assets	$166,683	$210,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,142	$1,444
Other accrued liabilities	10,620	7,305
Lease liability, current	299	29
Total current liabilities	14,061	8,778
Lease liability, net of current portion	1,337	—
Total long-term liabilities	1,337	—
Total liabilities	15,398	8,778
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 76,688,478 and 78,248,401 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	432,330	425,614
Accumulated deficit	(272,490)	(223,182)
Accumulated other comprehensive loss	(1,761)	(549)
Treasury stock at cost, 2,193,251 shares at September 30, 2022, no shares at December 31, 2021	(6,795)	—
Total stockholders’ equity	151,285	201,884
Total liabilities and stockholders’ equity	$166,683	$210,662

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	11,959	10,795	38,056	35,134
General and administrative	4,237	2,608	12,016	8,038
Total operating expenses	16,196	13,403	50,072	43,172
Loss from operations	(16,196)	(13,403)	(50,072)	(43,172)
Other income (expense):
Amortization of financing costs	(27)	35	(51)	(6)
Interest income, net	450	125	857	544
Realized loss on investments, net	—	—	(42)	—
Total other income, net	423	160	764	538
Net loss	(15,773)	(13,243)	(49,308)	(42,634)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	111	19	(813)	(116)
Foreign currency translation loss	(223)	—	(399)	—
Comprehensive loss	$(15,885)	$(13,224)	$(50,520)	$(42,750)

Basic and diluted net loss per common share	$(0.21)	$(0.17)	$(0.64)	$(0.55)
Weighted-average shares used to compute basic and diluted net loss per share	76,505	78,009	76,917	76,908

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at June 30, 2022	76,688,478	$1	$430,390	$(256,717)	$(1,649)	$(6,795)	$165,230
Employee stock-based compensation	—	—	1,940	—	—	—	1,940
Issuance of common stock under employee stock plans	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	111	—	111
Unrealized currency translation gains	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	(15,773)	—	—	(15,773)
Balance at September 30, 2022	76,688,478	$1	$432,330	$(272,490)	$(1,761)	$(6,795)	$151,285

	Nine-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation	—	—	6,517	—	—	—	6,517
Shares withheld related to employee tax withholding	(105,475)	—	(499)	—	—	—	(499)
Issuance of common stock under employee stock plans	266,303	—	84	—	—	—	84
Issuance of common stock from warrant exercises	472,500	—	614	—	—	—	614
Repurchase of common stock	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Unrealized loss on investments	—	—	—	—	(813)	—	(813)
Unrealized currency translation gains	—	—	—	—	(399)	—	(399)
Net loss	—	—	—	(49,308)	—	—	(49,308)
Balance at September 30, 2022	76,688,478	$1	$432,330	$(272,490)	$(1,761)	$(6,795)	$151,285

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

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(49,308)	$(42,634)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums, net	1,270	3,151
Amortization of financing costs	51	6
Stock-based compensation	6,517	4,667
Amortization of right-of-use assets	219	220
Realized loss on investment	42	—
Interest expense related to operating lease liability	29	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,698)	(404)
Accrued interest, net of interest received on maturity of investments	499	582
Accounts payable	1,698	(1,154)
Other accrued liabilities	3,315	575
Lease liability	(105)	(256)
Net cash used in operating activities	(37,471)	(35,236)
Cash flows from investing activities
Purchases of investments	(76,825)	(132,445)
Proceeds from maturities of investments	124,318	142,995
Net cash provided by investing activities	47,493	10,550
Cash flows from financing activities
Public offering and finance costs	10	(27)
Value of shares withheld related to employee tax withholding	(499)	(707)
Repurchase of common stock	(6,795)	—
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	698	7,567
Net cash provided by (used in) financing activities	(6,586)	6,833
Net increase (decrease) in cash and cash equivalents	3,436	(17,853)
Effect of exchange rate changes on cash	(399)	—
Cash and cash equivalents beginning of period	26,371	29,117
Cash and cash equivalents end of period	$29,408	$11,264

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$25	$69
Right-of-use asset obtained in exchange for lease obligation	$1,664	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of September 30, 2022, consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 9, 2022. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, the unaudited consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021. The December 31, 2021 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine months ended September 30, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office (ATO). The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard (IAS) 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the three months ended September 30, 2022 and 2021, foreign currency transaction loss amounted to $1,000 and $0, respectively. For the nine months ended September 30, 2022 and 2021, foreign currency transaction loss amounted to $1,000 and $0, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(15,773)	$(13,243)	$(49,308)	$(42,634)

Denominator:
Weighted-average common shares outstanding	76,688,478	78,191,924	77,099,940	77,090,863
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	76,505,383	78,008,829	76,916,845	76,907,768

Net loss per share:
Basic and diluted	$(0.21)	$(0.17)	$(0.64)	$(0.55)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2022	2021
Common stock warrants	14,587	487,087
Restricted stock units	1,770,582	962,299
Common stock subject to repurchase	183,095	183,095
Common stock options	5,107,857	3,928,084
	7,076,121	5,560,565

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2022 and December 31, 2021, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2022 or during the year ended December 31, 2021.

Investments classified as available-for-sale as of September 30, 2022 consisted of the following (in thousands):

As of September 30, 2022	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$41,137	$—	$(5)	$41,132
Corporate debt securities (2)	$85,252	$—	$(1,353)	$83,899
Government debt securities (2)	$589	$—	$(5)	$584
	$126,978	$—	$(1,363)	$125,615

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2022, there was one security in an unrealized gain position and there were 42 securities in an unrealized loss position. The unrealized gains were less than $1,000. The unrealized losses were less than $178,000 individually and $1,363,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At September 30, 2022, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $4.0 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of September 30, 2022 and December 31, 2021, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2022, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$23,870	19,378	4,492	—
Short-term investments
Commercial paper, available-for-sale	41,132	—	41,132	—
Corporate debt securities, available-for-sale	83,899	—	83,899	—
Government debt securities, available-for-sale	584	—	584	—
Total financial assets	$149,485	$19,378	$130,107	$—

		Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$24,612	10,498	14,114	0
Short-term investments
Certificates of deposit	504	—	504	—
Commercial paper, available for sale	32,032	—	32,032	—
Corporate debt securities, available-for-sale	143,196	—	143,196	—
Total financial assets	$200,344	$10,498	$189,846	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of September 30, 2022 and December 31, 2021 (in thousands, except for years and %):

	September 30,	December 31,
	2022	2021
Right-of-use assets	$1,489	$25

Lease liability obligations, current	$299	$29
Lease liability obligations, less current portion	$1,337	$—
Total lease liability obligations	$1,636	$29

Weighted-average remaining lease term	4.83 years	.08 years

Weighted-average discount rate	3.00%	6.00%

During the three and nine months ended September 30, 2022, the Company recognized $88,000 and $257,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

During the three and nine months ended September 30, 2021, the Company recognized $77,000 and $231,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$85
2023	347
2024	357
2025	368
2026 and thereafter	606
Total minimum lease payments	$1,763
Less: amount representing interest	$(127)
Total lease liability obligations	$1,636

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease. The option to extend the Term was not recognized as part of the Company’s lease liability and right-of-use assets.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three and nine months ended September 30, 2022 and 2021. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its consolidated financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”). From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 through 2021 or during the three and nine months ended September 30, 2022.

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

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. No shares of the Company’s common stock were sold under the ATM Agreement from its inception through September 30, 2022.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock and outstanding warrants to purchase its common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through September 30, 2022, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

During the three months ended September 30, 2022 and 2021, the Company issued no shares of its common stock to its employees pursuant to the ESPP. During the nine months ended September 30, 2022 and 2021, the Company issued an aggregate of 43,800 and 29,896 shares of its common stock, respectively, to certain employees pursuant to the ESPP.

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

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan. As of December 31, 2021, there were 5,383,372 shares of the Company’s common stock available for grant and, effective January 1, 2022, an additional 2,738,694 shares of the Company’s common stock were added to the number of shares reserved for grant under the 2014 Plan in accordance with the terms of the 2014 Plan. As of September 30, 2022, there were 6,168,535 shares of the Company’s common stock available for grant under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2021, there were 2,978,312 shares of the Company’s common stock available for issuance and, effective January 1, 2022, an additional 782,484 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of September 30, 2022, there were 3,716,996 shares of the Company’s common stock available for issuance under the ESPP.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Stock options	$835	$795	$2,841	$2,395
Restricted stock and restricted stock units	1,038	754	3,512	2,096
Employee stock purchase plan	67	50	164	176
Total stock-based compensation expense included in expenses	$1,940	$1,599	$6,517	$4,667
Stock-based compensation expense by line item:
Research and development expenses	$447	$400	$1,722	$1,182
General and administrative expenses	1,493	1,199	4,795	3,485
Total stock-based compensation expense included in expenses	$1,940	$1,599	$6,517	$4,667

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2022
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$5,831	2.43
Restricted stock and restricted stock units	$4,665	1.33

The following table is a summary of restricted stock activity during the nine months ended September 30, 2022:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2022	183,095	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2022:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2021	962,299	$6.63
Granted	1,030,786	$4.88
Vested	(222,503)	$6.70
Forfeited	—	$—
Unvested at September 30, 2022	1,770,582	$5.60

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

In January 2019, the Company issued 221,600 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2022, 40,000 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.4 million cumulatively from inception in 2019 through September 30, 2022, including $153,000 during the nine months ended September 30, 2022.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2022, 10,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.7 million cumulatively from inception in 2020 through September 30, 2022, including $0 during the nine months ended September 30, 2022.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2022, 7,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $871,000 cumulatively from inception in 2021 through September 30, 2022, including $336,000 during the nine months ended September 30, 2022.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2022, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1,465,000 during the nine months ended September 30, 2022.

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,088,084	$5.63
Granted	1,059,773	$4.70
Exercised	—	$—
Forfeited	(30,000)	$5.16
Cancelled	(10,000)	$5.16
Options outstanding at September 30, 2022	5,107,857	$5.45	6.88	1,125,000
Options exercisable at September 30, 2022	2,924,977	$5.29	5.60	1,123,000

The Company received $0 and $351,000 in cash proceeds from exercises of stock options during the nine months ended September 30, 2022 and 2021, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2022 was $3.45.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2022 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2022
Expected volatility	87.00%
Expected term (in years)	6.15
Risk-free interest rate	1.57%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2022, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations.

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

On June 14, 2017, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock and warrants to purchase up to an aggregate of 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants have an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. Each holder of a Warrant does not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation; however, in no event shall the Beneficial Ownership Limitation exceed 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. On January 16, 2018, the resale Registration Statement on Form S-1 (File No. 333-222202) that the Company filed related to the 1,987,337 shares subject to unexercised Warrants was declared effective by the SEC. As of September 30, 2022, Warrants to purchase an aggregate of 14,587 shares of common stock were outstanding and Warrants to purchase an aggregate of 0 and 472,500 shares of common stock were exercised during the three and nine months ended September 30, 2022, respectively.

8. Commitments and Contingencies

On May 25, 2018, the Company entered into an office lease (the “Prior Lease”) with Kilroy Realty, L.P. The Prior Lease was for approximately 7,149 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “Old Premises”).

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of September 30, 2022, and events which occurred subsequent to September 30, 2022, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

In January 2022, we announced the initiation of a Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK2735, a novel dual agonist of the glucagon-like peptide 1, or GLP-1, and glucose-dependent insulinotropic polypeptide, or GIP, receptors. VK2735 is in development for the potential treatment of various metabolic disorders.

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

Research and Development Expenses

During the year ended December 31, 2021, we charged $45.0 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, completing the VK0214 Phase 1 SAD and MAD study in healthy patients, preparing for and initiating the VK0214 Phase 1b trial and preparing for the initiation of the VK2735 Phase 1 trial. During the nine months ended September 30, 2022, we charged $38.1 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, efforts related to our Phase 1b clinical trial of VK0214 in patients with X-ALD, and continuing to conduct our Phase 1 SAD and MAD clinical trial of VK2735, currently in development for the treatment of various metabolic disorders. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2809, VK2735 and VK0214 programs and seek to advance our additional programs.

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

Smaller Reporting Company and Non-Accelerated Filer

In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2022 was less than $700 million and our annual revenues were less than $100 million, we continue to be deemed a smaller reporting company and a non-accelerated filer until at least December 31, 2023. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We will need to reassess, as of June 30, 2023, whether we continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2023.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to our preclinical, nonclinical and clinical development costs and drug manufacturing costs, which we consider as a critical accounting estimate. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 and Note 3 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Research and development expenses	$11,959	$10,795	$1,164	10.8%

The increase in research and development expenses during the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to manufacturing for our drug candidates, clinical studies, salaries and benefits, pre-clinical studies and stock-based compensation, partially offset by the receipt of funds in connection with the Australian research and development tax incentive program and decreased expenses related to our third-party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
General and administrative expenses	$4,237	$2,608	$1,629	62.5%

The increase in general and administrative expenses during the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to legal services, stock-based compensation and salaries and benefits.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2022 and 2021 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Other income (expense)	$423	$160	$263	164.4%

Other income (expense) recognized during the three months ended September 30, 2022 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the three months ended September 30, 2021 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Research and development expenses	$38,056	$35,134	$2,922	8.3%

The increase in research and development expenses during the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to our manufacturing for our drug candidates, clinical studies, salaries and benefits and stock-based compensation, partially offset by the receipt of funds in connection with the Australian research and development tax incentive program and decreased expenses related to our pre-clinical studies and third-party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
General and administrative expenses	$12,016	$8,038	$3,978	49.5%

The increase in general and administrative expenses during the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to increased expenses related to legal services, stock-based compensation, and salaries and benefits.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2022 and 2021 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Other income (expense)	$764	$538	$226	42.0%

Other income (expense) recognized during the nine months ended September 30, 2022 consisted primarily of interest income, partially offset by a realized loss on investments and expense relating to the amortization of certain financing costs.

Other income (expense) recognized during the nine months ended September 30, 2021 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $155.0 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2023, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. No shares of our common stock were sold under the ATM Agreement from its inception through September 30, 2022.

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

On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through September 30, 2022, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(37,471)	$(35,236)
Cash provided by (used in) investing activities	$47,493	$10,550
Cash provided by (used in) financing activities	$(6,586)	$6,833

Cash Used in Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities of $37.5 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses, lease liability, accrued interest, net of interest received on maturity of investments and other assets, partially offset by an increase in prepaid expenses and right-of-use asset.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2022, cash provided by investing activities of $47.5 million resulted primarily from the proceeds of maturities of investments of $124.3 million, partially offset by the purchase of investments of $76.8 million.

During the nine months ended September 30, 2021, cash provided by investing activities of $10.6 million resulted primarily from the proceeds of maturities of investments of $143.0 million, partially offset by the purchase of investments of $132.4 million.

Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2022, cash used in financing activities was $6.6 million, which consisted primarily of $6.8 million in repurchases of our common stock under the Repurchase Program and the New Repurchase Program and the value of shares withheld to cover taxes of $499,000, partially offset by proceeds from certain warrant exercises of $614,000 and proceeds from ESPP purchases of $85,000.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently in a Phase 1b clinical trial, and VK2735, which is currently in a Phase 1 SAD/MAD clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of September 30, 2022, we had an accumulated deficit of $275.5 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2022, we had cash, cash equivalents and investments totaling $155.0 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tropifexor and licogliflozin from Novartis Pharmaceuticals Corporation, tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-3655 (NGM313) and MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., and cotadutide from AstraZeneca PLC. In addition, we are aware of active programs at Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, Axcella Health Inc., Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., Carmot Therapeutics, Inc., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., GlaxoSmithKline plc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., MediciNova Inc.,

NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Poxel SA, Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Terns Pharmaceuticals, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, Helsinn Group, and Pluri Inc. (formerly Pluristem Therapeutics Inc.). In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc. has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Poxel SA, and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which become effective in 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2022, we had sixteen full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2022, we owned or co-owned 76 patent applications and seven patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of September 30, 2022, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one U.S. patent, one PCT application, five U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and a patent and patent application in certain foreign jurisdictions directed to VK0214; and owned one additional patent and three patent applications in the U.S. and several patent applications in certain foreign jurisdictions directed to VK2809 as of September 30, 2022. For VK5211, as of September 30, 2022, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China, where we currently have a number of licensed or owned patents and patent applications, currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2022, we had several licensed patents, an owned patent, and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2022, our executive officers, directors and 5% or greater stockholders beneficially owned 28.2% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of September 30, 2022, Ligand and its affiliates beneficially owned approximately 8.8% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

The timing and amount of any repurchases under our stock repurchase program are subject to a number of uncertainties.

On March 10, 2022, our board of directors authorized a stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the Repurchase Program.

The Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a 1% excise tax on net repurchases of shares by U.S. corporations whose stock is traded on an established securities market. The excise tax will be imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of our shares will increase the cost to us of making repurchases and may cause us to reduce the number of shares repurchased pursuant to the Repurchase Program.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: October 26, 2022	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 26, 2022	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)