Form 10-K
period 2022-12-31
Viking Therapeutics, Inc.
filed 2023-02-10
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2022 (the last trading day of the registrant’s second fiscal quarter of 2022), was $195,967,201. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2023 was 78,418,529.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and expect to report data for the study’s primary endpoint in the first half of 2023.

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

The primary objective of the study is to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

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

Other clinical programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

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

Our Development Pipeline

The following table highlights our current development pipeline:

Key: TRß, thyroid receptor beta; NASH, nonalcoholic steatohepatitis; GLP-1, glucagon-like peptide 1, GIP, glucose-dependent insulinotropic polypeptide; X-ALD, X-linked adrenoleukodystrophy.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and expect to report data for the study’s primary endpoint in the first half of 2023.

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

In June 2021, we announced the results of the study. VK0214 was shown to be safe and well-tolerated at all doses evaluated in this study. No serious adverse events were reported, and no treatment or dose-related trends were observed for vital signs, gastrointestinal effects, cardiovascular measures or physical examinations. VK0214 demonstrated dose-dependent exposures, no evidence of accumulation following multiple doses, and a half-life consistent with anticipated once-daily dosing regimens. While the study’s primary objective was to evaluate safety and tolerability, laboratory assessments included a lipid panel to determine potential pharmacodynamic effects following exposure to VK0214. The results showed that subjects who received VK0214 experienced reductions in low-density lipoprotein cholesterol, or LDL-C, triglycerides and apolipoprotein B following 14 days of treatment at all VK0214 doses. Many of the observed lipid reductions achieved statistical significance, though the study was not powered to demonstrate statistical significance on laboratory assessments.

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

The primary objective of the study is to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

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

•

Adrenomyeloneuropathy, or AMN: AMN is the more common form of X-ALD and is considered the default form of the disease in patients surviving beyond childhood. AMN is expected to affect all adult males with ABCD1 mutations, and approximately 65% of females. In males, the diagnosis is usually made between the ages of 20 and 50 and in females after the age of 65. AMN accounts for approximately half of all patients diagnosed with X-ALD. Patients with AMN generally present with slowly progressive symptoms resulting from (non-inflammatory) disruption of the axons, which are a fundamental component of the central nervous system (which allows nerve signals to be transmitted), in the spinal cord. Patients experience a variety of symptoms, including weakness in the legs, impaired vibration sense, incontinence and impotence. Severe motor disability, requiring the use of a wheelchair or cane, develops over a three to 15-year period. Many patients experience lower limb paralysis. While AMN is generally considered to develop more gradually relative to CALD, approximately 35% of AMN patients experience a rapid progression of myelopathy over a three to five-year period. In addition, approximately 40% of AMN patients have or will develop CALD, with varying degrees of associated inflammation.

There is a clear unmet medical need for patients suffering from X-ALD. CALD has been more commonly targeted for treatment due to its devastating effects, which are often manifested at a young age. For these patients, an effective treatment option is allogeneic hematopoietic stem cell, or HSC, transplant. In this procedure, the patient is treated with HSCs containing the properly functioning copy of the ABCD1 gene, contributed by a donor other than the patient. Additionally, a method of ex vivo insertion of a functional copy of the ABCD1 gene via a lentiviral vector into the patient’s own HSCs to correct the aberrant expression of ABCD1 in patients with CALD has recently been approved. Over time with either method, as the transplanted cells grow and repopulate, a partial restoration of ABCD1 function can be achieved, leading many patients to resolution of progression in the cerebral form of the disease.

However, recent data suggest that, even among successfully transplanted patients, AMN can develop. We believe our thyroid receptor agonists, which have the potential to normalize metabolism of VLCFAs peripherally, and potentially centrally, may positively impact all forms of X-ALD, including the currently untreatable AMN form.

VK5211: A SARM for Hip Fracture

VK5211 is an orally available, non-steroidal SARM in development for the treatment of patients recovering from non-elective hip fracture surgery. VK5211 is designed to selectively produce the therapeutic benefits of testosterone in muscle and bone tissue with improved safety and tolerability. Tissue selectivity is critical in treating patients recovering from hip fracture. These patients experience elevated rates of metabolic breakdown of muscle tissue and loss of bone mineral density. This results in a loss of muscle strength, an increased risk of additional fractures and increased mortality.

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

Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., cotadutide from AstraZeneca PLC, and GSK4532990 (ARO-HSD) from GlaxoSmithKline plc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Johnson & Johnson, Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Novartis Pharmaceuticals Corporation, Poxel SA, Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Seal Rock Therapeutics, Inc., Terns Pharmaceuticals, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted substantially all of our efforts to raising capital, building infrastructure and obtaining the worldwide rights to certain technology, including VK2809, VK0214 and VK5211, and conducting certain clinical trials and preclinical studies related to these programs. Most of our programs are based on small molecules licensed from Ligand pursuant to our Master License Agreement with Ligand, which we entered into on May 21, 2014. We have developed additional programs ourselves, including VK2735 and others.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $3.2 million for fiscal year 2023) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed by the NDA holder listed in the drug’s application or otherwise is then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical studies or clinical trials to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties effective as of May 9, 2022 of between $12,537 and $25,076 for each separate false claim (each of which is subject to adjustment for inflation), the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2022, is as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	69	17	U.S., Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, Russia, New Zealand, South Africa, Europe and PCT	2025-2041
VK5211 (SARM)	14	21	U.S., Australia, Europe, Chile, Argentina, Brazil, Canada, China, India, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan and Venezuela	2025-2040
Other SARM	1	16	U.S., Japan, Korea, Argentina and Israel	2023-2026
VK0612 (FBPase inhibitor)	1	0	India	2036
DGAT-1 Inhibitors	0	8	U.S., Hong Kong and Europe	2030
EPOR Inhibitors	0	11	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030

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

Employees & Human Capital

As of December 31, 2022, we had twenty-one full-time employees, seven of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

•	We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

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

•	We are dependent on the success of one or more of our current drug candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

•	If development of our drug candidates does not produce favorable results, we and our collaborators, if any, may be unable to commercialize these products.

•	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.

•

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

•

If our competitors have drug candidates that are approved faster, are marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

•	Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

•	We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

•

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, currently in a Phase 1b clinical trial, and VK2735, which is currently in a Phase 1 SAD/MAD clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2022, we had an accumulated deficit of $292.0 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2809, VK2735, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2809, VK2735, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

Given our lack of current cash inflows, it is expected that we may need to raise additional capital; however, it may be unavailable to us or, even if obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2022, we had cash, cash equivalents and investments totaling $155.5 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

Management continues to monitor the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce, and intends to follow health and safety guidelines as they evolve. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not currently able to predict how long the pandemic will last, or to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition or liquidity for fiscal year 2023.

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

We may expend our limited resources to pursue a specific product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

If our competitors have drug candidates that are approved faster, are marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero

Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., cotadutide from AstraZeneca PLC, and GSK4532990 (ARO-HSD) from GlaxoSmithKline plc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Johnson & Johnson, Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Novartis Pharmaceuticals Corporation, Poxel SA, Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Seal Rock Therapeutics, Inc., Terns Pharmaceuticals, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, significantly modified the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, which took effect on January 1, 2023, Colorado passed the Colorado Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, each of which will become effective on July 1, 2023, and Utah passed the Consumer Privacy Act, which will become effective on December 31, 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2022, we had twenty-one full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel, including as a result of the COVID-19 pandemic, could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2022, we owned or co-owned 77 patent applications and nine patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of December 31, 2022, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one U.S. patent, one PCT application, five U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned one additional U.S. patent and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of December 31, 2022. For VK5211, as of December 31, 2022, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we are currently aware of at least two third-party companies that are selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletics Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission for unlawful and unfair methods of competition. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2022, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

We may be unable to adequately prevent unauthorized disclosure of trade secrets and other proprietary information.

In order to protect our proprietary and licensed technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent unauthorized disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. For example, in our suit against the Ascletis Defendants that we filed in the Southern District of California, San Diego division in December 2022, we have brought claims related to breach of confidential disclosure agreements. There can be no assurance that we will be successful in this suit. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

As of December 31, 2022, our executive officers, directors and 5% or greater stockholders beneficially owned 29.0% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

As of December 31, 2022, Ligand and its affiliates beneficially owned approximately 8.6% of our outstanding common stock. Accordingly, Ligand may be able to exert influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and the approval of mergers or other business combination transactions. This concentration of voting power may make it less likely that any other holder of our common stock or our board of directors will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders or future issuances of our common stock or rights to purchase our common stock, could cause our stock price to fall.

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

As of December 31, 2022, we had approximately $55.7 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $37.9 million of which can be carried forward indefinitely. We have $51.6 million of state net operating loss carryforwards that will begin to expire in 2034. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. However, as of December 31, 2022, there is no limitation on the federal and state net operating losses. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

On March 10, 2022, our board of directors authorized a stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the Repurchase Program.

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

In December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission for unlawful and unfair methods of competition. These legal proceedings arise at least in part from the misappropriation of our trade secrets. We intend to vigorously pursue all of our legal remedies in these litigations, but there is no guarantee that we will be successful in these efforts.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Capital Market on April 28, 2015 and trades under the symbol “VKTX”. Prior to April 28, 2015, there was no public market for our common stock.

Holders of Record

As of December 31, 2022, there were approximately seven stockholders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and expect to report data for the study’s primary endpoint in the first half of 2023.

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

The primary objective of the study is to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

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

Other clinical programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK2735, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers, suppliers, contract research organizations, or CROs, and our clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of vaccines worldwide and the effectiveness thereof, and the willingness of the general population to be vaccinated, and the potential emergence and spread of any new variants, including Omicron and sub-variants thereof. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is still uncertain.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2022, we incurred $54.2 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK0214 Phase 1b clinical trial and the VK2735 Phase 1 clinical trial. During the year ended December 31, 2021, we incurred $45.0 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1 clinical trial in healthy subjects, preparing for and initiating the VK0214 Phase 1b clinical trial and preparing for the initiation of the VK2735 Phase 1 clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Smaller Reporting Company and Non-Accelerated Filer

Our public float on June 30, 2022 was less than $700 million and our annual revenues are less than $100 million, and we are therefore deemed a smaller reporting company and a non-accelerated filer. As a non-accelerated filer and in accordance with these new rules, we continue to not be required to provide an auditor’s attestation report on our internal control over financial reporting in this and potentially future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2022	2021
Research and development expenses	$54,234	$44,981	$9,253	20.6%

The increase in research and development expenses during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to increased expenses related to manufacturing for our drug candidates, pre-clinical studies, salaries and benefits and stock-based compensation, partially offset by a decrease in services provided by third-party consultants and clinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2022	2021
General and administrative expenses	$16,121	$10,701	$5,420	50.6%

The increase in general and administrative expenses during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to increased expenses related to legal services, stock-based compensation, salaries and benefits, and insurance, partially offset by decreased expenses related to professional fees and services provided by third-party consultants.

Other Income (Expense)

The following table summarizes our other income (expense) for the years ended December 31, 2022 and 2021 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2022	2021
Other income (expense)	$1,488	$692	$796	115.0%

Other income (expense) recognized during the year ended December 31, 2022 consisted primarily of interest income, offset by expense relating to the amortization of certain financing costs and realized loss on investment.

Other income (expense) recognized during the year ended December 31, 2021 consisted primarily of interest income and foreign exchange gain, offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $155.5 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2024, which is more than one year after the date our December 31, 2022 financial statements were issued.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2809, VK2735, VK0214 and VK5211, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The Shelf Registration Statement will expire on August 11, 2024. From its inception through December 31, 2022, 1.4 million shares of our common stock were sold under the ATM Agreement for aggregate net proceeds to us of approximately $11.7 million.

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

On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years, or the New Repurchase Program. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through December 31, 2022, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2022	2021
Net cash used in operating activities	$(48,397)	$(47,586)
Net cash provided by investing activities	$54,753	$37,960
Net cash provided by financing activities	$4,163	$6,880

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities of $48.4 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses and accrued interest, net of interest received on maturity of investments, partially offset by a decrease in lease liability and an increase in prepaids and other current assets.

During the year ended December 31, 2021, net cash used in operating activities of $47.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right of use assets, amortization of financing costs, and interest expense related to operating lease liability as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments and a decrease in lease liability, partially offset by an increase in prepaids and other current assets and a decrease in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities of $54.8 million resulted from the proceeds of maturities of investments of $176.2 million, partially offset by the purchase of investments of $121.4 million.

During the year ended December 31, 2021, net cash provided by investing activities of $38.0 million resulted from the proceeds of maturities of investments of $206.0 million, partially offset by the purchase of investments of $168.0 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $4.2 million, which consisted primarily of proceeds from the ATM Offering, net of fees of $11.7 million, proceeds from certain warrant exercises of $633,000 and proceeds from ESPP purchase of $215,000, partially offset by $6.8 million in repurchases of our common stock under the Repurchase Program and the New Repurchase Program and the value of shares withheld to cover taxes of $1.5 million.

During the year ended December 31, 2021, net cash provided by financing activities was $6.9 million, which consisted primarily of proceeds from certain warrant exercises of $7.1 million and proceeds from certain stock option exercises and ESPP purchases of $569,000, partially offset by the value of shares withheld to cover taxes of $707,000.

Future Funding Requirements

As of December 31, 2022, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

None.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated nor a large accelerated filer.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2023 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2022, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2022, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2022, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2022, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2022, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	S-1	7/1/2014	3.4

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Description of Registrant’s Securities

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.11#	Non-Employee Director Compensation Policy.	10-K	3/13/2019	10.15

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.12†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.13†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.14†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.15	Letter Agreement regarding board composition and management rights, dated May 21, 2014, by and between Viking Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated.	S-1	7/1/2014	10.15

10.16	Voting Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Brian Lian, Ph.D. and Michael Dinerman, M.D.	S-1	7/1/2014	10.17

10.17#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.18#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.19	At-The-Market Equity Offering Sales Agreement, dated as of July 28, 2021, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated Truist Securities, Inc. and H.C. Wainwright & Co., LLC.	S-3	7/28/2021	1.2

21.1	List of Subsidiaries of Viking Therapeutics, Inc.	10-K	2/9/2022	21.1

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the period from December 31, 2020 to December 31, 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

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

Viking Therapeutics, Inc.

Date: February 9, 2023	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023
Brian Lian, Ph.D.

/s/ Greg Zante	Chief Financial Officer (Principal Accounting and Financial Officer)	February 9, 2023
Greg Zante

/s/ Lawson Macartney, DVM, Ph.D.	Director	February 9, 2023
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	February 9, 2023
Matthew W. Foehr

/s/ Sarah Kathryn Rouan	Director	February 9, 2023
Sarah Kathryn Rouan

/s/ Charles A. Rowland Jr.	Director	February 9, 2023
Charles A. Rowland Jr.

/s/ J. Matthew Singleton	Director	February 9, 2023
J. Matthew Singleton

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, California

February 9, 2023

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,632	$26,371
Short-term investments – available for sale	118,853	175,732
Prepaid clinical trial and preclinical study costs	8,144	7,806
Prepaid expenses and other current assets	3,411	619
Total current assets	167,040	210,528
Right-of-use assets	1,418	25
Deferred financing costs	38	76
Deposits	33	33
Total assets	$168,529	$210,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,529	$1,444
Other accrued liabilities	13,114	7,305
Lease liability, current	304	29
Total current liabilities	21,947	8,778
Lease liability, net of current portion	1,260	—
Total long-term liabilities	1,260	—
Total liabilities	23,207	8,778
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2022 and 2021; 78,257,258 shares issued and outstanding at December 31, 2022 and 78,248,401 shares issued and outstanding at December 31, 2021	1	1
Treasury stock at cost, 2,193,251 shares at December 31, 2022, no shares at December 31, 2021	(6,795)	—
Additional paid-in capital	445,267	425,614
Accumulated deficit	(292,049)	(223,182)
Accumulated other comprehensive income (loss)	(1,102)	(549)
Total stockholders’ equity	145,322	201,884
Total liabilities and stockholders’ equity	$168,529	$210,662

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues	$—	$—
Operating expenses:
Research and development	54,234	44,981
General and administrative	16,121	10,701
Total operating expenses	70,355	55,682
Loss from operations	(70,355)	(55,682)
Other income (expense):
Amortization of financing costs	(59)	(18)
Interest income, net	1,589	703
Realized loss on investments, net	(42)	—
Foreign exchange gain	—	7
Total other income, net	1,488	692
Net loss	(68,867)	(54,990)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(295)	(495)
Foreign currency translation loss	(258)	—
Comprehensive loss	$(69,420)	$(55,485)
Basic and diluted net loss per share	$(0.90)	$(0.71)
Weighted-average shares used to compute basic and diluted net loss per share	76,834	77,198

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2020	73,215,940	$1	$412,589	$(168,192)	$(54)	$—	$244,344
Employee stock-based compensation, net	—	—	6,100	—	—	—	6,100
Shares withheld related to employee tax withholding	(117,025)	—	(707)	—	—	—	(707)
Issuance of common stock under employee stock plans	421,174	—	570	—	—	—	570
Issuance of common stock from warrant exercises	4,728,312	—	7,062	—	—	—	7,062
Unrealized gain (loss) on investments	—	—	—	—	(495)	—	(495)
Net loss	—	—	—	(54,990)	—	—	(54,990)
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation, net	—	—	8,673	—	—	—	8,673
Shares withheld related to employee tax withholding	(215,498)	—	(1,533)	—	—	—	(1,533)
Issuance of common stock under employee stock plans	521,319	—	215	—	—	—	215
Issuance of common stock from warrant exercises	487,087	—	633	—	—	—	633
Stock repurchase through Stock Repurchase Program	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Sale of common stock, net of issuance costs	1,409,200	—	11,665	—	—	—	11,665
Unrealized gain (loss) on investments	—	—	—	—	(295)	—	(295)
Unrealized currency translation gain (loss)	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	(68,867)	—	—	(68,867)
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(68,867)	$(54,990)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	1,217	3,906
Amortization of financing costs	59	18
Amortization of non-cash clinical trial costs	—	—
Stock-based compensation	8,673	6,100
Amortization of right-of-use assets	291	296
Interest expense related to operating lease liability	41	11
Realized gain on investments	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,130)	(711)
Accrued interest, net of interest received on maturity of investments	614	1,176
Accounts payable	7,085	(2,544)
Accrued expenses	5,809	(506)
Lease liability	(189)	(342)
Net cash used in operating activities	(48,397)	(47,586)
Cash flows from investing activities
Purchases of investments	(121,431)	(168,015)
Proceeds from sales and maturities of investments	176,184	205,975
Net cash provided by investing activities	54,753	37,960
Cash flows from financing activities
Public offering and financing costs	(22)	(46)
Value of shares withheld related to employee tax withholding	(1,533)	(707)
Repurchase of common stock	(6,795)	—
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	848	7,633
ATM offering, net of fees	11,665	—
Net cash provided by financing activities	4,163	6,880
Net increase (decrease) in cash and cash equivalents	10,519	(2,746)
Cash and cash equivalents beginning of period	26,371	29,117
Effect of exchange rate changes on cash	(258)	—
Cash and cash equivalents end of period	$36,632	$26,371

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$31	$50
Right-of-use asset obtained in exchange for lease obligation	$1,664	$—

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

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations (“CROs”) and the Company’s clinical trials, all of which are uncertain and cannot be predicted, as well as the timing, rollout and availability of vaccines worldwide and the effectiveness thereof, and the willingness of the general population to be vaccinated, and the potential emergence and spread of any new variants, including Omicron and sub-variants thereof. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible, and has received, under the AusIndustry Research and Tax Development Tax Incentive Program, an amount of cash from the Australian Taxation Office (ATO). The annual tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard (IAS) 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency is translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2022 and 2021, foreign currency transaction gain amounted to $0 and $7,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Historical net loss per share
Numerator
Net loss	$(68,867)	$(54,990)
Denominator
Weighted-average common shares outstanding	77,016,725	77,380,775
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	76,833,630	77,197,680
Basic and diluted net loss per share	$(0.90)	$(0.71)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2022	2021
Common stock warrants	—	487,087
Restricted stock units	1,583,516	962,299
Common stock subject to repurchase	183,095	183,095
Common stock options	5,157,857	4,088,084
	6,924,468	5,720,565

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2.	Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2022 and 2021, the Company’s investments were in money market funds, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2022 and 2021.

Investments classified as available-for-sale as of December 31, 2022 consisted of the following (in thousands):

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$43,780	$—	$—	$43,780
Corporate debt securities (2)	$72,183	$—	$(824)	$71,359
Government debt securities (2)	$3,732	$—	$(18)	$3,714
	$119,695	$—	$(842)	$118,853

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2022, there were no securities in an unrealized gain position and 39 securities in an unrealized loss position. The unrealized losses were less than $124,000 individually and $842,000 in the aggregate. Twenty-two of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

(2)

At December 31, 2022, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

(1)

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2021, there were three securities in an unrealized gain position and 75 securities in an unrealized loss position. The unrealized gains were less than $1,000 individually and $1,000 in the aggregate. The unrealized losses were less than $73,000 individually and $546,000 in the aggregate. Twenty-nine of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

As of December 31, 2022 and 2021, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2022, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$16,243	$5,617	$10,626	$—
Short-term investments
Commercial paper, available for sale	43,780	—	43,780	—
Corporate debt securities, available-for-sale	71,359	—	71,359	—
Government debt securities, available-for-sale	3,714	—	3,714	—
Total financial assets	$135,096	$5,617	$129,479	$—

		Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$24,612	$10,498	$14,114	$—
Short-term investments
Certificates of deposit	504	—	504	—
Commercial paper, available for sale	32,032	—	32,032	—
Corporate debt securities, available-for-sale	143,196	—	143,196	—
Total financial assets	$200,344	$10,498	$189,846	$—

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

5.Operating Leases – Right-of-Use Assets and Lease Liability Obligations

As of December 31, 2022, the Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires in July 2027 (the “Term”). Below is a summary of the Company’s right-of-use assets and lease liabilities as of December 31, 2022 and 2021 (in thousands, except for years and %):

	December 31, 2022	December 31, 2021
Right of use assets	$1,418	$25

Lease liability obligations, current	$304	$29
Lease liability obligations, less current portion	1,260	—
Total lease liability obligations	$1,564	$29

Weighted-average remaining lease term	4.58 years	.08 years

Weighted-average discount rate	3.00%	6.00%

During the years ended December 31, 2022 and 2021, the Company recognized $340,000 and $320,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2022 are as follows (in thousands):

2023	$347
2024	358
2025	368
2026	379
2027	227
Total minimum lease payments	$1,679
Less: amount representing interest	$(115)
Total lease liability obligations	$1,564

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Office Lease, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease. The option to extend the term of the Office Lease was recognized as part of the Company’s lease liability and right-of-use assets.
6.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2022 and 2021. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the years ended December 31, 2022 and 2021. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. The Company has the right, from time to time at its sole discretion until May 1, 2023, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the Company’s common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock. From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the Initial Shares and the Commitment Shares. No additional shares were issued under the Commitment Purchase Agreement during the period of January 1, 2018 through December 31, 2022.

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

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (together, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The Shelf Registration Statement will expire on August 11, 2024. From its inception through December 31, 2022, 1.4 million shares of the Company’s common stock were sold under the ATM Agreement for aggregate net proceeds to the Company of approximately $11.7 million.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through December 31, 2022, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

During the years ended December 31, 2022 and 2021, and in accordance with the ESPP, the Company issued an aggregate of 111,750 and 43,408 shares of its common stock to certain employees, respectively.
7.	Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP. From January 1, 2016 and through December 31, 2022, in accordance with the terms of the 2014 Plan, an additional 12,668,061 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, and, in accordance with the terms of the ESPP, an additional 3,619,445 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP.

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

During the years ended December 31, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2022	2021
Stock-based compensation expense by type of award:
Stock options	3,842	3,276
Restricted stock and restricted stock units	4,598	2,597
Employee stock purchase plan	233	227
Total stock-based compensation expense included in expenses	$8,673	$6,100
Stock-based compensation expense by line item:
Research and development expenses	2,313	1,623
General and administrative expenses	6,360	4,477
Total stock-based compensation expense included in expenses	$8,673	$6,100

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2022
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$5,062	2.31
Restricted stock and restricted stock units	$3,579	1.24

The following table is a summary of restricted shares granted during the years ended December 31, 2022 and 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2021	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2022	183,095	$0.17

The following table summarizes restricted stock unit activity during the years ended December 31, 2022 and 2021:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2020	679,363	$7.65
Granted	588,820	$5.80
Vested	(270,063)	$7.47
Forfeited	(35,821)	$6.14
Unvested at December 31, 2021	962,299	$6.63
Granted	1,030,786	$4.88
Vested	(409,569)	$6.88
Forfeited	—	$—
Unvested December 31, 2022	1,583,516	$5.43

In January 2019, the Company issued 221,600 performance-based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2022, 40,000 PRSU awards were forfeited and three of the milestones had been met, resulting in the Company recording stock-based compensation expense of $1.4 million through December 31, 2022 and $0.2 million during the year ended December 31, 2022. As of December 31, 2021, 40,000 PRSU awards were forfeited, one of the three milestones had been met and the remaining two were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $1.2 million through December 31, 2021 and $86,000 during the year ended December 31, 2021.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2022, 10,500 PRSU awards were forfeited, two of the three milestones had been met and the remaining one was deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $1.7 million through December 31, 2022 and $0 during the year ended December 31, 2022. As of December 31, 2021, 10,500 PRSU awards were forfeited, two of the three milestones had been met and the remaining one was deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $1.7 million through December 31, 2021 and $485,000 during the year ended December 31, 2021.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the PRSU vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2022, 7,500 PRSU awards were forfeited, one of the four milestones had been met and two of the four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $893,000 through December 31, 2022 and $358,000 during the year ended December 31, 2022. As of December 31, 2021, 7,500 PRSU awards were forfeited, none of the four milestones had been met and three of the four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $535,000 during the year ended December 31, 2021.

In January 2022, the Company issued 657,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the PRSU vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2022, no PRSU awards were forfeited, none of the four milestones had been met and three of the four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $2.0 million during the year ended December 31, 2022.

The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	3,371,323	$5.57	7.32
Granted	1,081,520	$5.87
Exercised	(107,703)	$3.26		$389,000
Forfeited	(132,745)	$6.25
Cancelled	(124,311)	$7.48
Options outstanding at December 31, 2021	4,088,084	$5.63	7.02	$2,885,000
Granted	1,109,773	$4.79
Exercised	—	$—
Forfeited	(30,000)	$5.16
Cancelled	(10,000)	$5.16
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	$20,515,000
Options exercisable at December 31, 2022	2,962,110	$5.30	5.39	$12,299,000

The Company received $0 and $351,000 in cash proceeds from exercises of stock options during the years ended December 31, 2022 and 2021, respectively.

The total fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $3.2 million and $2.9 million, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2022 and 2021 was $3.50 and $4.16, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2022	2021
Expected volatility	86.6%	84.7%
Expected term (in years)	6.13	6.10
Risk-free interest rate	1.67%	0.67%
Expected dividend yield	0%	0%

Expected Volatility. Historically through December 31, 2021, the expected volatility rate used to value stock option grants was based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development to the Company. Given the length of time the Company’s common stock has been publicly traded, starting January 1, 2022, the expected volatility rate used to value stock option grants is based on the volatility of the Company’s historical share prices.

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

Since the Company had a net operating loss carryforward as of December 31, 2022, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2022 is as follows:

Common stock warrants	—
Restricted stock units	1,583,516
Common stock options	5,157,857
Available for grant under the 2014 Plan	6,228,558
Available for issuance under Employee Stock Purchase Plan	3,649,046
16,618,977

8.	Warrants

On April 13, 2016, pursuant to an underwritten public offering (the “April 2016 Offering”), the Company sold 7,500,000 shares of its common stock and warrants to purchase up to 7,500,000 shares of its common stock at a public offering price of $1.25 per share of common stock and related warrant. The warrants had an exercise price of $1.50 per share of common stock and were immediately exercisable upon issuance and expired on April 13, 2021. Additionally, on April 13, 2016, the underwriters for the April 2016 Offering partially exercised the over-allotment option for warrants to purchase an additional 1,125,000 shares of the Company’s common stock at a public offering price of $0.01 per warrant to purchase a share of common stock. During the year ended December 31, 2021, 3,618,312 warrants were exercised, and 29,101 warrants expired unexercised on April 13, 2021.

On April 13, 2016, pursuant to the terms of the loan and security agreement with Ligand, the Company issued to Ligand a warrant to purchase up to 960,000 shares of the Company’s common stock (the “Ligand Warrant”). The Ligand Warrant had an exercise price of $1.50 per share of the Company’s common stock, was immediately exercisable upon issuance (subject to a limitation on exercise to the extent that any exercise thereof would increase Ligand’s beneficial ownership of the Company’s common stock to greater than 49.9%) and was set to expire on April 13, 2021. The Ligand Warrant was issued to Ligand as part of the repayment of $1.2 million of the Company’s obligation under the secured convertible promissory note issued by the Company to Ligand pursuant to that certain loan and security agreement with Ligand. The Ligand Warrant was exercised in full during the year ended December 31, 2021.

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants had an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. As of December 31, 2022, Warrants to purchase an aggregate of 0 shares were outstanding and 487,087 and 150,000 Warrants were exercised during the years ended December 31, 2022 and 2021, respectively.

9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Current:
Federal	$—	$—
State	1	2
	$1	$2
Deferred:
Federal	$(16,075)	$(13,281)
State	(6,016)	(4,182)
	$(22,091)	$(17,463)

Change in valuation allowance	22,091	17,463
Total income tax expense (benefit)	$1	$2

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Tax provision at U.S. Federal statutory rates	21%	21%
State income taxes net of federal benefit	7%	7%
Non-deductible permanent items	(1)%	(1)%
Stock options	—	1%
Research and development credits	6%	4%
Change in valuation allowance	(33)%	(32)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities	$508	$80
Intangible assets	56,180	43,829
Net operating loss carryforwards	15,292	11,049
Share-based compensation	4,691	3,747
Credits	13,353	8,919
Other	242	161
Total deferred tax assets	90,266	67,785
Valuation Allowance	(89,869)	(67,778)
Total deferred tax assets, net of allowance	$397	$7
Deferred tax liabilities:
Right of use assets	$(397)	$(7)
Other	—	—
Total deferred tax liabilities:	$(397)	$(7)
Net deferred tax assets (liabilities):	$—	$—

A valuation allowance of $89.9 million and $67.8 million at December 31, 2022 and December 31, 2021, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2022, the Company had approximately $55.7 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $37.9 million of which can be carried forward indefinitely. The Company has $51.6 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company’s ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, this limitation may arise in the event of an “ownership change,” which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company’s ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company. An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. However, as of December 31, 2022, there is no limitation on the federal and state net operating losses.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2018 through December 31, 2022.

The differences between the Company’s effective income tax rate and the statutory federal rate for the year ended December 31, 2022 and the year ended December 31, 2021 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2022 and December 31, 2021, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

At December 31, 2022, the Company has federal and state research and development tax credit carry-forwards of approximately $9.0 million and $4.4 million, respectively. The federal credits begin to expire in 2036. The state credits do not expire.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020, which provided additional COVID-19 relief provisions for businesses. The Company has evaluated the impact of both Acts and determined that any impact is not material to its financial statements.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2022 or December 31, 2021.

10.	Related-Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with entering into the Master License Agreement, the Company also entered into a Management Rights Letter (see Note 4) and a Registration Rights Agreement (see Note 4). As Ligand beneficially owns 8.6% of the Company’s outstanding shares as of December 31, 2022 and has a member of its management team on the Company’s Board of Directors, the Company considers Ligand to be a related party.

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

The Lease provided the Company with an option to extend the term of the lease for a period of three years beyond the Lease term, which was not exercised.

On November 15, 2021, the Company entered into an Office Lease (the “Office Lease”) with One Pacific Heights. LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises are now the Company’s corporate headquarters.

Monthly base rent payments due under the Office Lease for the Premises are $28,187, subject to annual increases of 3.0% during the Term. Under the Office Lease, the Company is responsible for certain charges for common area maintenance and other costs, including utility expenses and the Office Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term.

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease.

12.	Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events which occurred subsequent to December 31, 2022 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.