Form 10-Q
period 2023-03-31
Viking Therapeutics, Inc.
filed 2023-04-26
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 15, 2023
Common stock, $0.00001 par value	99,581,693

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,362	$36,632
Short-term investments – available-for-sale	117,302	118,853
Prepaid clinical trial and preclinical study costs	9,878	8,144
Prepaid expenses and other current assets	3,926	3,411
Total current assets	149,468	167,040
Right-of-use assets	1,346	1,418
Deferred financing costs	48	38
Deposits	33	33
Total assets	$150,895	$168,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,799	$8,529
Other accrued liabilities	11,541	13,114
Lease liability, current	309	304
Total current liabilities	15,649	21,947
Lease liability, net of current portion	1,181	1,260
Total long-term liabilities	1,181	1,260
Total liabilities	16,830	23,207
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 79,319,081 shares issued and outstanding at March 31, 2023 and 78,257,258 shares issued and outstanding at December 31, 2022	1	1
Treasury stock at cost, 2,193,251 shares at March 31, 2023 and December 31, 2022	(6,795)	(6,795)
Additional paid-in capital	453,057	445,267
Accumulated deficit	(311,580)	(292,049)
Accumulated other comprehensive loss	(618)	(1,102)
Total stockholders’ equity	134,065	145,322
Total liabilities and stockholders’ equity	$150,895	$168,529

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$—
Operating expenses:
Research and development	11,008	12,555
General and administrative	9,529	3,690
Total operating expenses	20,537	16,245
Loss from operations	(20,537)	(16,245)
Other income (expense):
Amortization of financing costs	(28)	(12)
Interest income, net	1,034	154
Total other income, net	1,006	142
Net loss	(19,531)	(16,103)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	501	(893)
Foreign currency translation gain (loss)	(17)	31
Comprehensive loss	$(19,047)	$(16,965)
Basic and diluted net loss per share	$(0.25)	$(0.21)
Weighted-average shares used to compute basic and diluted net loss per share	78,352	77,413

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	3,569	—	—	—	3,569
Shares withheld related to employee tax withholding	(201,905)	—	(1,714)	—	—	—	(1,714)
Issuance of common stock under employee stock plans	1,085,524	—	3,966	—	—	—	3,966
Sale of common stock, net of issuance costs	178,204	—	1,969	—	—	—	1,969
Unrealized gain on investments	—	—	—	—	501	—	501
Unrealized currency translation gain (loss)	—	—	—	—	(17)	—	(17)
Net Loss	—	—	—	(19,531)	—	—	(19,531)
Balance at March 31, 2023	79,319,081	$1	$453,057	$(311,580)	$(618)	$(6,795)	$134,065

	Three-Month Period Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation, net	—	—	2,357	—	—	—	2,357
Shares withheld related to employee tax withholding	(105,475)	—	(499)	—	—	—	(499)
Issuance of common stock under employee stock plans	222,503	—	—	—	—	—	—
Issuance of common stock from warrant exercises	472,500	—	614	—	—	—	614
Repurchase of common stock	(1,464,217)	—		—	—	(5,121)	(5,121)
Unrealized loss on investments	—	—	—	—	(893)	—	(893)
Unrealized currency translation gain (loss)	—	—		—	31	—	31
Net loss	—	—	—	(16,103)	—	—	(16,103)
Balance at March 31, 2022	77,373,712	$1	$428,086	$(239,285)	$(1,411)	$(5,121)	$182,270

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(19,531)	$(16,103)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(389)	670
Amortization of financing costs	28	12
Stock-based compensation	3,569	2,357
Amortization of right-of-use assets	72	77
Interest expense related to operating lease liability	12	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,258)	23
Accrued interest, net of interest received on maturity of investments	243	105
Accounts payable	(4,732)	1,707
Accrued expenses	(1,572)	694
Lease liability	(85)	(76)
Net cash used in operating activities	(24,643)	(10,530)
Cash flows from investing activities
Purchases of investments	(57,395)	(30,682)
Proceeds from sales and maturities of investments	59,593	32,301
Net cash provided by investing activities	2,198	1,619
Cash flows from financing activities
Public offering and financing costs	(37)	—
Value of shares withheld related to employee tax withholding	(1,714)	(499)
Repurchase of common stock	—	(5,121)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	3,966	614
ATM offering, net of fees	1,969	—
Net cash provided by (used in) financing activities	4,184	(5,006)
Net decrease in cash and cash equivalents	(18,261)	(13,917)
Cash and cash equivalents beginning of period	36,632	26,371
Effect of exchange rate changes on cash	(9)	—
Cash and cash equivalents end of period	$18,362	$12,454

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$52	$50
Right-of-use asset obtained in exchange for lease obligation	$—	$1,664

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of March 31, 2023, consolidated statements of operations for the three months ended March 31, 2023 and 2022, consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 10, 2023. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, the unaudited consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. The December 31, 2022 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three months ended March 31, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the three months ended March 31, 2023, foreign currency transaction loss amounted to $17,000. For the three months ended March 31, 2022, foreign currency tranaction gain amounted to $31,000.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(19,531)	$(16,103)

Denominator:
Weighted-average common shares outstanding	78,534,921	77,596,236
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	78,351,826	77,413,141

Net loss per share:
Basic and diluted	$(0.25)	$(0.21)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2023	2022
Common stock warrants	—	14,587
Restricted stock units	2,701,987	1,770,582
Common stock subject to repurchase	183,095	183,095
Common stock options	5,761,977	5,073,107
	8,647,059	7,041,371

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2023 and December 31, 2022, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2023 or during the year ended December 31, 2022.

Investments classified as available-for-sale as of March 31, 2023 consisted of the following (in thousands):

As of March 31, 2023	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$40,297	$—	$—	$40,297
Corporate debt securities (2)	52,519	1	(324)	52,196
Government debt securities (2)	24,827	18	(36)	24,809
	$117,643	$19	$(360)	$117,302

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2023, there were six securities in an unrealized gain position and there were 34 securities in an unrealized loss position. The unrealized gains were less than $9,000 individually and $19,000 in the aggregate. The unrealized losses were less than $91,000 individually and $362,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At March 31, 2023, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and none of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

Investments classified as available-for-sale as of December 31, 2022 consisted of the following (in thousands):

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$43,780	$—	$—	$43,780
Corporate debt securities (2)	72,183	—	(824)	71,359
Government debt securities (2)	3,732	—	(18)	3,714
	$119,695	$—	$(842)	$118,853

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2022, there were no securities in an unrealized gain position and 39 securities in an unrealized loss position. The unrealized losses were less than $124,000 individually and $842,000 in the aggregate. 22 of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At December 31, 2022, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet and none of the corporate debt securities were scheduled to mature outside of one year.

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

As of March 31, 2023 and December 31, 2022, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2023, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$12,329	$10,396	$1,933	$—
Short-term investments
Commercial paper, available-for-sale	40,297	—	40,297	—
Corporate debt securities, available-for-sale	52,196	—	52,196	—
Government debt securities, available-for-sale	24,809	—	24,809	—
Total financial assets	$129,631	$10,396	$119,235	$—

		Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$16,243	$5,617	$10,626	$—
Short-term investments
Commercial paper, available-for-sale	43,780	—	43,780	—
Corporate debt securities, available-for-sale	71,359	—	71,359	—
Government debt securities, available-for-sale	3,714	—	3,714	—
Total financial assets	$135,096	$5,617	$129,479	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of March 31, 2023 and December 31, 2022 (in thousands, except for years and %):

	March 31, 2023	December 31, 2022

Right-of-use assets	$1,346	$1,418

Lease liability obligations, current	$309	$304
Lease liability obligations, less current portion	1,181	1,260
Total lease liability obligations	$1,490	$1,564

Weighted-average remaining lease term	4.33 years	4.58 years

Weighted-average discount rate	3.00%	3.00%

During the three months ended March 31, 2023 and 2022, the Company recognized $86,000 and $81,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$262
2024	357
2025	368
2026	379
2027	227
Total minimum lease payments	$1,593
Less: amount representing interest	$(103)
Total lease liability obligations	$1,490

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three months ended March 31, 2023 and 2022. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its consolidated financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”). From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023. No additional shares were issued during the years ended December 31, 2018 through 2022 or during the three months ended March 31, 2023.

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

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. From the inception of the ATM Offering through March 31, 2023, 1,587,404 shares of the Company’s common stock were sold under the ATM Agreement for aggregate net proceeds to the Company of approximately $13.6 million, and, as of March 31, 2023, the Company may sell shares of its common stock for remaining gross proceeds of up to $110.9 million from time to time pursuant to the ATM Offering.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 31, 2023, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

During the three months ended March 31, 2023 and 2022, the Company issued no shares of its common stock pursuant to the ESPP.

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

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2022, there were 3,649,046 shares of the Company’s common stock available for issuance and, effective January 1, 2023, an additional 782,572 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of March 31, 2023, there were 4,431,618 shares of the Company’s common stock available for issuance under the ESPP.

During the three months ended March 31, 2023 and 2022, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense by type of award:
Stock options	$1,367	$1,026
Restricted stock and restricted stock units	2,080	1,287
Employee stock purchase plan	122	44
Total stock-based compensation expense included in expenses	$3,569	$2,357
Stock-based compensation expense by line item:
Research and development expenses	928	664
General and administrative expenses	2,641	1,693
Total stock-based compensation expense included in expenses	$3,569	$2,357

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2023
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$11,942	3.03
Restricted stock and restricted stock units	$11,372	1.79

The following table is a summary of restricted stock activity during the three months ended March 31, 2023:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2023	183,095	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2023:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2022	1,583,516	$5.43
Granted	1,465,575	$8.52
Vested	(347,104)	$6.05
Forfeited	—	$—
Unvested at March 31, 2023	2,701,987	$7.03

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

In January 2019, the Company issued 221,600 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2022, 40,000 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.4 million cumulatively from inception in 2019 through December 31, 2022.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2023, 10,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.7 million cumulatively from inception in 2020 through March 31, 2023, including $37,000 during the three months ended March 31, 2023.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2023, 7,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $956,000 cumulatively from inception in 2021 through March 31, 2023, including $63,000 during the three months ended March 31, 2023.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2023, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $2.4 million cumulatively from the PRSU awards that were granted in 2022 through March 31, 2023, including $433,000 during the three months ended March 31, 2023.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2023, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $845,000 during the three months ended March 31, 2023.

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	20,515,000
Granted	1,342,540	$6.14
Exercised	(738,420)	$3.80
Forfeited	—	$—
Cancelled	—	$—
Options outstanding at March 31, 2023	5,761,977	$5.82	7.40	60,327,000
Options exercisable at March 31, 2023	2,984,540	$5.46	5.89	33,408,000

The Company received $4.0 million and $0 in cash proceeds from exercises of stock options during the three months ended March 31, 2023 and 2022, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2023 was $6.14.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2023 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2023
Expected volatility	80.69%
Expected term (in years)	6.19
Risk-free interest rate	3.87%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2023, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations.

7. Warrants

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”) pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock and warrants to purchase up to an aggregate of 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants had an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. During the year ended December 31, 2022, 487,087 Warrants were exercised. The Warrants were exercised in full during the year ended December 31, 2022.

8. Commitments and Contingencies

On May 25, 2018, the Company entered into an office lease (the “Prior Lease”) with Kilroy Realty, L.P. The Prior Lease was for approximately 7,149 rentable square feet of space located at 12340 El Camino Real, Suite 250, San Diego, California 92130 (the “2018 Premises”). The 2018 Premises was the Company’s corporate headquarters.

The Prior Lease commenced on November 1, 2018 and expired on January 31, 2022 (the “Prior Lease Term”). Monthly base rent payments due under the Prior Lease for the 2018 Premises were $27,000, subject to annual increases of 3.0% during the Prior Lease Term. Under the Prior Lease, the Company was responsible for certain charges for common area maintenance and other costs, including electricity and utility expenses and the Prior Lease provided for abatement of rent during certain periods and escalating rent payments throughout the Prior Lease Term. Rent expense was recorded on a straight-line basis over the life of the Lease and the difference between the rent expense and rent paid was recorded as deferred rent.

The Prior Lease provided the Company with an option to extend the term of the lease for a period of three years beyond the Prior Lease Term, which was not exercised.

On November 15, 2021, the Company entered into the Office Lease with One Pacific Heights. LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises are now the Company’s corporate headquarters.

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

9. Subsequent Events

On April 3, 2023, the Company completed an underwritten public offering of its common stock (the “April 2023 Offering”) pursuant to the 2021 Shelf Registration Statement. In the April 2023 Offering, the Company sold an aggregate of 19,828,300 shares of its common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, the Company received gross proceeds of $287.5 million.

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

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing. In January 2023, we announced completion of patient enrollment in the VOYAGE study and expect to report data for the study’s primary endpoint in the second quarter of 2023.

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

On March 28, 2023, we announced the completion of the Phase 1 trial. The study was a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study included evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators also evaluated the pharmacokinetics of single and multiple doses of VK2735. Based on these Phase 1 results, we plan to initiate a Phase 2 study of VK2735 in patients with obesity in mid-2023.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of our dual GLP-) and GIP receptor agonist VK2735. The study, which is an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, will evaluate daily oral doses for 28 days.

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

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. This trial is a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the adrenomyeloneuropathy form of X-ALD. The study is initially targeting enrollment across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily. Pending a blinded review of preliminary safety, tolerability, and pharmacokinetic data, additional dosing cohorts may be pursued.

The primary objective of the study is to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and exploratory objectives include an evaluation of the pharmacokinetics and pharmacodynamics of VK0214 following 28 days of dosing in this population.

Other clinical programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK2735, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 10, 2023.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2022, we incurred $54.2 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK2735 Phase 1 clinical trial and the VK0214 Phase 1b clinical trial. During the three months ended March 31, 2023, we incurred $11.0 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, our efforts in concluding our Phase 1 SAD and MAD clinical trial of VK2735 for the treatment of various metabolic disorders and our efforts related to our Phase 1b clinical trial of VK0214 in patients with X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Smaller Reporting Company and Non-Accelerated Filer

Until December 31, 2020, we were deemed an “emerging growth company” within the meaning of the rules under the Securities Act of 1933, as amended, and we utilized certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, as an emerging growth company, we were not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. Effective December 31, 2020, we are no longer an emerging growth company as December 31, 2020 was the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As our public float on June 30, 2022 was less than $700 million and our annual revenues were less than $100 million, we are currently deemed a smaller reporting company and a non-accelerated filer until at least December 31, 2023. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We will need to reassess, as of June 30, 2023, whether we continue to qualify as a smaller reporting company and a non-accelerated filer for filings for December 31, 2023 and beyond.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to our preclinical, nonclinical and clinical development costs and drug manufacturing costs, which we consider to be critical accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 and Note 3 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
Research and development expenses	$11,008	$12,555	$(1,547)	(12.3)%

The decrease in research and development expenses during the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to decreased expenses related to clinical studies, pre-clinical studies and third-party consultants, offset by increased expenses related to salaries and benefits, stock-based compensation and regulatory service costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
General and administrative expenses	$9,529	$3,690	$5,839	158.2%

The increase in general and administrative expenses during the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to legal services, stock-based compensation and salaries and benefits.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended March 31, 2023 and 2022 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
Other income (expense)	$1,006	$142	$864	608.5%

Other income (expense) recognized during the three months ended March 31, 2023 and 2022 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $135.7 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least June 30, 2024, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The 2021 Shelf Registration Statement will expire on August 11, 2024. From our inception through March 31, 2023, 1,587,404 shares of our common stock were sold under the ATM Agreement for aggregate net proceeds to us of approximately $15.7 million and, as of March 31, 2023, we may sell shares of our common stock for remaining gross proceeds of up to $110.9 million from time to time pursuant to the ATM Offering.

On April 3, 2023, we completed an underwritten public offering of our common stock, or the April 2023 Offering, pursuant to the 2021 Shelf Registration Statement. In the April 2023 Offering, we sold an aggregate of 19,828,300 shares of our common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, we received gross proceeds of $287.5 million.

On March 17, 2020, our board of directors authorized a stock repurchase program, or the Prior Repurchase Program, whereby we could purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years. The Prior Repurchase Program was to be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through March 17, 2022, the termination date of the Prior Repurchase Program, we repurchased an aggregate of 1,464,217 shares of our common stock under the Prior Repurchase Program. These shares repurchased by us under the Prior Repurchase Program are being held in treasury until such time as we reissue or retire them.

On March 10, 2022, our board of directors authorized a new stock repurchase program, or the New Repurchase Program, effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through March 31, 2023, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(24,643)	$(10,530)
Cash provided by investing activities	$2,198	$1,619
Cash provided by (used in) financing activities	$4,184	$(5,006)

Cash Used in Operating Activities

During the three months ended March 31, 2023, cash used in operating activities of $24.7 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by an increase in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and lease liability.

During the three months ended March 31, 2022, cash used in operating activities of $10.5 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses, lease liability, accrued interest, net of interest received on maturity of investments and other assets, partially offset by an increase in right-of-use asset.

Cash Provided by Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities of $2.2 million resulted primarily from the proceeds of maturities of investments of $59.6 million, partially offset by the purchase of investments of $57.4 million.

During the three months ended March 31, 2022, cash provided by investing activities of $1.6 million resulted primarily from the proceeds of maturities of investments of $32.3 million, partially offset by the purchase of investments of $30.7 million.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $4.3 million, which consisted primarily of $4.0 million in proceeds from certain option exercises and proceeds from the ATM Offering, net of fees of $2.0 million, partially offset by value of shares withheld to cover taxes of $1.7 million.

During the three months ended March 31, 2022, cash used in financing activities was $5.0 million, which consisted primarily of $5.1 million in repurchases of our common stock under the Repurchase Program and the value of shares withheld to cover taxes of $499,000, partially offset by proceeds from certain warrant exercises of $614,000.

Future Funding Requirements

As of the date of this Quarterly Report on Form 10-Q and based upon our current operating plan, we believe that we have sufficient capital to fund our operating and capital requirements for at least the next 12 months. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. We expect to finance future cash needs through public or private equity or debt offerings, however, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, in December 2022, we also filed suit against the same Ascletis Defendants in the International Trade Commission (“ITC”) for unlawful and unfair methods of competition. The proceedings in the Southern District of California are currently stayed pending a final decision in the related ITC investigation. These legal proceedings arise at least in part from the misappropriation of our trade secrets. We intend to vigorously pursue all of our legal remedies in these litigations, but there is no guarantee that we will be successful in these efforts.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023.

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

Risk Factor Summary

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, for which we concluded a subcutaneous Phase 1 SAD/MAD clinical trial and have commenced an oral Phase 1 SAD/MAD clinical trial, and VK0214, currently in a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of March 31, 2023, we had an accumulated deficit of $311.6 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK2809, VK0214, VK5211, VK0612 and preclinical programs for metabolic disorders and anemia. Selective androgen receptor modulators, such as the one used in our VK5211 program, are key compounds used by us in the development and commercialization of our drug candidates. Most of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2023, we had cash, cash equivalents and investments totaling $135.7 million. Although we received gross proceeds of $287.5 million in the April 2023 Offering (discussed below), there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering, dated August 11, 2021. As of March 31, 2023, we may sell shares of our common stock for remaining gross proceeds of up to $110.9 million from time to time pursuant to the ATM Offering.

On April 3, 2023, we completed an underwritten public offering of our common stock, or the April 2023 Offering, pursuant to the 2021 Shelf Registration Statement. In the April 2023 Offering, we sold an aggregate of 19,828,300 shares of our common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, we received net proceeds of $270.0 million, after deducting underwriting discounts, commissions and other offering expenses.

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
•
recruiting and enrolling patients to participate in one or more clinical trials, especially as patients may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions, due to the COVID-19 pandemic or otherwise;
•
the failure of our collaborators to adequately resource our drug candidates due to their focus on other programs or as a result of general market conditions;
•
recruiting clinical site investigators, clinical site staff and potential closure of clinical facilities due to the COVID-19 pandemic or otherwise; and
•
changes in regulations as part of a response to the COVID-19 pandemic or otherwise, which may require us to change the ways in which our clinical trials are conducted.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, the COVID-19 pandemic previously negatively impacted, and may continue to negatively impact, our ability to recruit and enroll patients for our clinical trials, as they may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including obeticholic acid from Intercept Pharmaceuticals, Inc., resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., and GSK4532990 (ARO-HSD) from GlaxoSmithKline plc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Novartis Pharmaceuticals Corporation, Pliant Therapeutics, Inc., Poxel SA, Regeneron Pharmaceuticals Inc., Seal Rock Therapeutics, Inc ., Terns Pharmaceuticals, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-linked adrenoleukodystrophy, or X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc., has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Neuraxpharm Group, Poxel SA, and SwanBio Therapeutics, Inc., which may be competitive with VK0214, if approved.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, significantly modified the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, which took effect on January 1, 2023, Colorado passed the Colorado Privacy Act and Connecticut passed the Connecticut Data Privacy Act, each of which will become effective on July 1, 2023, and Utah passed the Consumer Privacy Act, which will become effective on December 31, 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2023, we had 22 full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. Weakened or declining economic conditions could be caused by a number of factors, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Relating to Our Intellectual Property

*We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2023, we owned or co-owned 81 patent applications and 12 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of March 31, 2023, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one U.S. patent, and six U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and a patent and patent application in certain foreign jurisdictions directed to VK0214; and owned one additional patent and one patent application in the U.S., one Patent Cooperation Treaty, or PCT, application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of March 31, 2023. For VK5211, as of March 31, 2023, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. For VK2735, we own four U.S. patent applications, two PCT applications, and patent applications in certain foreign jurisdictions as of March 31, 2023. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2023, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

We may be unable to adequately prevent unauthorized disclosure of trade secrets and other proprietary information.

In order to protect our proprietary and licensed technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent unauthorized disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. For example, in our suit against the Ascletis Defendants that we filed in the Southern District of California, San Diego division, in December 2022, we brought claims related to breach of confidential disclosure agreements. There can be no assurance that we will be successful in this suit. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

As of April 16, 2023, our executive officers, directors and 5% or greater stockholders beneficially owned 15.4% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

We are a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2023, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock withheld by us to satisfy certain tax withholding obligations during the quarter ended March 31, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 – January 31, 2023	(201,905)	(1)	$8.49	—	$47,556,793	(2)
February 1, 2023 – February 28, 2023	—		—	—	47,556,793	(2)
March 1, 2023 – March 31, 2023	—		—	—	47,556,793	(2)
Total	(201,905)		$8.49	—	$47,556,793

(1) Represents shares of our common stock withheld from employees for the payment of taxes.
(2) On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We did not repurchase any shares of our common stock under the New Repurchase Program during the quarter ended March 31, 2023.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: April 26, 2023	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 26, 2023	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)