Form 10-Q
period 2023-06-30
Viking Therapeutics, Inc.
filed 2023-07-26
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2023
Common stock, $0.00001 par value	100,028,828

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,519	$36,632
Short-term investments – available-for-sale	323,401	118,853
Prepaid clinical trial and preclinical study costs	5,491	8,144
Prepaid expenses and other current assets	960	3,411
Total current assets	399,371	167,040
Right-of-use assets	1,273	1,418
Deferred financing costs	16	38
Deposits	33	33
Total assets	$400,693	$168,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,611	$8,529
Other accrued liabilities	7,553	13,114
Lease liability, current	314	304
Total current liabilities	13,478	21,947
Lease liability, net of current portion	1,100	1,260
Total long-term liabilities	1,100	1,260
Total liabilities	14,578	23,207
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 100,028,828 shares issued and outstanding at June 30, 2023 and 78,257,258 shares issued and outstanding at December 31, 2022	1	1
Treasury stock at cost, 2,193,251 shares at June 30, 2023 and December 31, 2022	(6,795)	(6,795)
Additional paid-in capital	724,754	445,267
Accumulated deficit	(330,805)	(292,049)
Accumulated other comprehensive loss	(1,040)	(1,102)
Total stockholders’ equity	386,115	145,322
Total liabilities and stockholders’ equity	$400,693	$168,529

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	13,917	13,542	24,925	26,097
General and administrative	9,823	4,089	19,352	7,779
Total operating expenses	23,740	17,631	44,277	33,876
Loss from operations	(23,740)	(17,631)	(44,277)	(33,876)
Other income (expense):
Amortization of financing costs	(32)	(12)	(60)	(24)
Interest income, net	4,547	253	5,581	407
Realized loss on investments, net	—	(42)	—	(42)
Total other income, net	4,515	199	5,521	341
Net loss	(19,225)	(17,432)	(38,756)	(33,535)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(417)	(31)	84	(924)
Foreign currency translation loss	(5)	(207)	(22)	(176)
Comprehensive loss	$(19,647)	$(17,670)	$(38,694)	$(34,635)
Basic and diluted net loss per share	$(0.19)	$(0.23)	$(0.44)	$(0.43)
Weighted-average shares used to compute basic and diluted net loss per share	99,010	76,842	88,738	77,126

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at March 31, 2023	79,319,081	$1	$453,057	$(311,580)	$(618)	$(6,795)	$134,065
Employee stock-based compensation, net	—	—	4,620	—	—	—	4,620
Shares withheld related to employee tax withholding	(307,781)	—	(5,408)	—	—	—	(5,408)
Issuance of common stock under employee stock plans	1,189,228	—	2,615	—	—	—	2,615
Sale of common stock, net of issuance costs	19,828,300	—	269,870	—	—	—	269,870
Unrealized loss on investments	—	—	—	—	(417)	—	(417)
Unrealized currency translation loss	—	—	—	—	(5)	—	(5)
Net Loss	—	—	—	(19,225)	—	—	(19,225)
Balance at June 30, 2023	100,028,828	$1	$724,754	$(330,805)	$(1,040)	$(6,795)	$386,115

	Six-Month Period Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	8,189	—	—	—	8,189
Shares withheld related to employee tax withholding	(509,686)	—	(7,121)	—	—	—	(7,121)
Issuance of common stock under employee stock plans	2,274,752	—	6,580	—	—	—	6,580
Sale of common stock, net of issuance costs	20,006,504	—	271,839	—	—	—	271,839
Unrealized gain on investments	—	—	—	—	84	—	84
Unrealized currency translation loss	—	—	—	—	(22)	—	(22)
Net Loss	—	—	—	(38,756)	—	—	(38,756)
Balance at June 30, 2023	100,028,828	$1	$724,754	$(330,805)	$(1,040)	$(6,795)	$386,115

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at March 31, 2022	77,373,712	$1	$428,086	$(239,285)	$(1,411)	$(5,121)	$182,270
Employee stock-based compensation, net	—	—	2,220	—	—	—	2,220
Shares withheld related to employee tax withholding	—	—	—	—	—	—	—
Issuance of common stock under employee stock plans	43,800	—	84	—	—	—	84
Issuance of common stock from warrant exercises	—	—	—	—	—	—	—
Repurchase of common stock	(729,034)	—	—	—	—	(1,674)	(1,674)
Unrealized loss on investments	—	—	—	—	(31)	—	(31)
Unrealized currency translation loss	—	—	—	—	(207)	—	(207)
Net loss	—	—	—	(17,432)	—	—	(17,432)
Balance at June 30, 2022	76,688,478	$1	$430,390	$(256,717)	$(1,649)	$(6,795)	$165,230

	Six-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation, net	—	—	4,577	—	—	—	4,577
Shares withheld related to employee tax withholding	(105,475)	—	(499)	—	—	—	(499)
Issuance of common stock under employee stock plans	266,303	—	84	—	—	—	84
Issuance of common stock from warrant exercises	472,500	—	614	—	—	—	614
Repurchase of common stock	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Unrealized loss on investments	—	—	—	—	(924)	—	(924)
Unrealized currency translation loss	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	(33,535)	—	—	(33,535)
Balance at June 30, 2022	76,688,478	$1	$430,390	$(256,717)	$(1,649)	$(6,795)	$165,230

See accompanying notes to the unaudited consolidated financial statements.

4

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(38,756)	$(33,535)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(2,355)	1,127
Amortization of financing costs	60	24
Stock-based compensation	8,189	4,577
Amortization of right-of-use assets	145	77
Realized loss on investment	—	42
Interest expense related to operating lease liability	23	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,093	(2,521)
Accrued interest, net of interest receivable on maturity of investments	176	348
Accounts payable	(2,919)	4,661
Accrued expenses	(5,561)	1,217
Lease liability	(173)	7
Net cash used in operating activities	(36,078)	(23,972)
Cash flows from investing activities
Purchases of investments	(301,371)	(66,380)
Proceeds from sales and maturities of investments	99,086	86,979
Net cash provided by (used in) investing activities	(202,285)	20,599
Cash flows from financing activities
Public offering, net of offering costs	269,833	—
Value of shares withheld related to employee tax withholding	(7,121)	(499)
Repurchase of common stock	—	(6,795)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	6,581	698
ATM offering, net of fees	1,969	—
Net cash provided by (used in) financing activities	271,262	(6,596)
Net increase (decrease) in cash and cash equivalents	32,899	(9,969)
Cash and cash equivalents beginning of period	36,632	26,371
Effect of exchange rate changes on cash	(12)	(176)
Cash and cash equivalents end of period	$69,519	$16,226

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$34	$50
Right-of-use asset obtained in exchange for lease obligation	$—	$1,664

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of June 30, 2023, consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 10, 2023. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, the unaudited consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. The December 31, 2022 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six months ended June 30, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the three months ended June 30, 2023 and 2022, foreign currency transaction loss amounted to $5,000 and $207,000, respectively. For the six months ended June 30, 2023 and 2022, foreign currency transaction loss amounted to $22,000 and $176,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(19,225)	$(17,432)	$(38,756)	$(33,535)

Denominator:
Weighted-average common shares outstanding	99,192,805	77,025,080	88,920,929	77,309,080
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	99,009,710	76,841,985	88,737,834	77,125,985

Net loss per share:
Basic and diluted	$(0.19)	$(0.23)	$(0.44)	$(0.43)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2023	2022
Common stock warrants	—	14,587
Restricted stock units	2,855,656	1,770,582
Common stock subject to repurchase	183,095	183,095
Common stock options	5,161,107	5,099,357
	8,199,858	7,067,621

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2023 and December 31, 2022, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2023 or during the year ended December 31, 2022.

Investments classified as available-for-sale as of June 30, 2023 consisted of the following (in thousands):

As of June 30, 2023	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$116,283	$—	$(2)	$116,281
Corporate debt securities (2)	75,365	—	(285)	75,080
Government debt securities (2)	132,515	4	(479)	132,040
	$324,163	$4	$(766)	$323,401

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2023, there were 10 securities in an unrealized gain position and there were 79 securities in an unrealized loss position. The unrealized gains were less than $2,000 individually and $6,000 in the aggregate. The unrealized losses were less than $63,000 individually and $766,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At June 30, 2023, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and none of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of June 30, 2023 and December 31, 2022, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2023, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$65,545	$33,525	$32,020	$—
Short-term investments
Commercial paper, available-for-sale	116,281	—	116,281	—
Corporate debt securities, available-for-sale	75,080	—	75,080	—
Government debt securities, available-for-sale	132,040	—	132,040	—
Total financial assets	$388,946	$33,525	$355,421	$—

		Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$16,243	$5,617	$10,626	$—
Short-term investments
Commercial paper, available-for-sale	43,780	—	43,780	—
Corporate debt securities, available-for-sale	71,359	—	71,359	—
Government debt securities, available-for-sale	3,714	—	3,714	—
Total financial assets	$135,096	$5,617	$129,479	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2023 and December 31, 2022 (in thousands, except for years and %):

	June 30, 2023	December 31, 2022

Right-of-use assets	$1,273	$1,418

Lease liability obligations, current	$314	$304
Lease liability obligations, less current portion	1,100	1,260
Total lease liability obligations	$1,414	$1,564

Weighted-average remaining lease term	4.08 years	4.58 years

Weighted-average discount rate	3.00%	3.00%

During the three and six months ended June 30, 2023, the Company recognized $85,000 and $171,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

During the three and six months ended June 30, 2022, the Company recognized $83,000 and $169,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$175
2024	357
2025	368
2026	379
2027	227
Total minimum lease payments	$1,506
Less: amount representing interest	$(92)
Total lease liability obligations	$1,414

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2023 and December 31, 2022. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three and six months ended June 30, 2023 and 2022. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its consolidated financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”). From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Commitment Shares. In

May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023, and the Commitment Purchase Agreement terminated on that date. No additional shares were issued during the years ended December 31, 2018 through 2022 or during the six months ended June 30, 2023.

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

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock having an aggregate offering price of up to $125.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. From the inception of the ATM Offering through June 30, 2023, 1,587,404 shares of the Company’s common stock were sold under the ATM Agreement for aggregate net proceeds to the Company of approximately $13.6 million, and, as of June 30, 2023, the Company may sell shares of its common stock for remaining gross proceeds of up to $110.9 million from time to time pursuant to the ATM Offering.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through June 30, 2023, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

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

During the six months ended June 30, 2023 and 2022, the Company issued 95,357 and 43,800 shares of its common stock pursuant to the ESPP, respectively.

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

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2022, there were 3,649,046 shares of the Company’s common stock available for issuance and, effective January 1, 2023, an additional 782,572 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of June 30, 2023, there were 4,336,261 shares of the Company’s common stock available for issuance under the ESPP.

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Stock options	$1,624	$980	$2,991	$2,006
Restricted stock and restricted stock units	2,472	1,187	4,552	2,474
Employee stock purchase plan	524	53	646	97
Total stock-based compensation expense included in expenses	$4,620	$2,220	$8,189	$4,577
Stock-based compensation expense by line item:
Research and development expenses	1,498	611	$2,426	$1,275
General and administrative expenses	3,122	1,609	5,763	3,302
Total stock-based compensation expense included in expenses	$4,620	$2,220	$8,189	$4,577

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2023
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$11,172	2.87
Restricted stock and restricted stock units	$11,976	2.01

The following table is a summary of restricted stock activity during the six months ended June 30, 2023:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2023	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2023:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2022	1,868,518	$5.37
Granted	1,772,243	$8.52
Vested	(785,105)	$5.40
Forfeited	—	$—
Unvested at June 30, 2023	2,855,656	$7.32

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

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2023, 10,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.2 million cumulatively from inception in 2020 through June 30, 2023, including $(454,000) during the six months ended June 30, 2023.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2023, 10,000 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.0 million cumulatively from inception in 2021 through June 30, 2023, including $118,000 during the six months ended June 30, 2023.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2023, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $3.6 million cumulatively from the PRSU awards that were granted in 2022 through June 30, 2023, including $1.5 million during the six months ended June 30, 2023.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June

30, 2023, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $2.0 milllion during the six months ended June 30, 2023.

The following table summarizes stock option activity during the three months ended June 30, 2023:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	20,515,000
Granted	1,397,540	$9.03
Exercised	(1,394,290)	$4.59
Forfeited	—	$—
Cancelled	—	$—
Options outstanding at June 30, 2023	5,161,107	$6.66	7.56	49,593,000
Options exercisable at June 30, 2023	2,356,482	$6.02	6.11	24,076,000

The Company received $6.6 million and $0 in cash proceeds from exercises of stock options during the six months ended June 30, 2023 and 2022, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2023 was $9.03.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2023 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2023
Expected volatility	80.88%
Expected term (in years)	6.17
Risk-free interest rate	3.86%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2023, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations.

7. Warrants

On June 14, 2017, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock and warrants to purchase up to an aggregate of 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants had an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. During the year ended December 31, 2022, 487,087 Warrants were exercised. The Warrants were exercised in full during the year ended December 31, 2022.

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2023, and events which occurred subsequent to June 30, 2023, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH and fibrosis ranging from stages F1 to F3. The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing. In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo. Results from the biopsy after 52 weeks of dosing are expected to be available some time in 2024.

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

On March 28, 2023, we announced the completion of the Phase 1 trial. The study was a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study included evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators also evaluated the pharmacokinetics of single and multiple doses of VK2735. Based on these Phase 1 results, we plan to initiate a Phase 2 study of VK2735 in patients with obesity in 2023.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of our dual GLP-1 and GIP receptor agonist VK2735. The study, which is an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, will evaluate daily oral doses for 28 days.

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

Research and Development Expenses

During the year ended December 31, 2022, we incurred $54.2 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK2735 Phase 1 clinical trial and the VK0214 Phase 1b clinical trial. During the six months ended June 30, 2023, we incurred $24.9 million in research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, our efforts in continuing our oral cohorts of the Phase 1 clinical trial of VK2735 for the treatment of various metabolic disorders and our efforts related to our Phase 1b clinical trial of VK0214 in patients with X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Smaller Reporting Company and Non-Accelerated Filer

In March 2020, the SEC released final rules amending the definitions for accelerated and large accelerated filers. In addition, these final rules also exclude from these definitions of accelerated and large accelerated filers an issuer that is eligible to be a smaller reporting company and non-accelerated filer. As a non-accelerated filer and in accordance with these new rules, we are not required to provide an auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. In addition, as a smaller reporting company, we have the ability to take advantage of several “scaled disclosure” accommodations in accordance with the smaller reporting company rules. We reassessed our public float as of June 30, 2023, and it was greater than $700 million. As such, we will continue as a smaller reporting company and a non-accelerated filer until December 31, 2023, after which time we will become a large accelerated filer. We will need to reassess, as of June 30, 2024, whether we continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Research and development expenses	$13,917	$13,542	$375	2.8%

The increase in research and development expenses during the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to pre-clinical studies, manufacturing for our drug candidates, stock-based compensation, salaries and benefits and third-party consultants, partially offset by decreased expenses related to clinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
General and administrative expenses	$9,823	$4,089	$5,734	140.2%

The increase in general and administrative expenses during the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to legal and patent services, stock-based compensation and salaries and benefits.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2023 and 2022 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Other income (expense)	$4,515	$199	$4,316	2168.8%

Other income (expense) recognized during the three months ended June 30, 2023 and 2022 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Research and development expenses	$24,925	$26,097	$(1,172)	(4.5)%

The decrease in research and development expenses during the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to decreased expenses related to clinical studies, partially offset by increased expenses related to manufacturing for our drug candidates, stock-based compensation, salaries and benefits and regulatory service costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
General and administrative expenses	$19,352	$7,779	$11,573	148.8%

The increase in general and administrative expenses during the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to legal and patent services, stock-based compensation and salaries and benefits.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2023 and 2022 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Other income (expense)	$5,521	$341	$5,180	1519.1%

Other income (expense) recognized during the six months ended June 30, 2023 and 2022 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $392.9 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2024, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The 2021 Shelf Registration Statement will expire on August 11, 2024. From our inception through June 30, 2023, 1,587,404 shares of our common stock were sold under the ATM Agreement for aggregate net proceeds to us of approximately $13.6 million and, as of June 30, 2023, we may sell shares of our common stock for remaining gross proceeds of up to $110.9 million from time to time pursuant to the ATM Offering.

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

On March 10, 2022, our board of directors authorized a new stock repurchase program, or the New Repurchase Program, effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through June 30, 2023, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(36,078)	$(23,972)
Cash provided by (used in) investing activities	$(202,285)	$20,599
Cash provided by (used in) financing activities	$271,262	$(6,596)

Cash Used in Operating Activities

During the six months ended June 30, 2023, cash used in operating activities of $36.1 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and lease liability.

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

Cash Provided by (used in) Investing Activities

During the six months ended June 30, 2023, cash used in investing activities of $202.3 million resulted primarily from the purchase of investments of $301.4 million, partially offset by the proceeds of maturities of investments of $99.1 million.

During the six months ended June 30, 2022, cash provided by investing activities of $20.6 million resulted primarily from the proceeds of maturities of investments of $87.0 million, partially offset by the purchase of investments of $66.4 million.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $271.3 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $269.8 million in the April 2023 Offering, proceeds from certain option exercises of $6.6 million and proceeds from the ATM Offering, net of fees of $2.0 million, partially offset by value of shares withheld to cover taxes of $7.1 million.

During the six months ended June 30, 2022, cash used in financing activities was $6.6 million, which consisted primarily of $6.8 million in repurchases of our common stock under the Repurchase Program and the New Repurchase Program and the value of shares withheld to cover taxes of $499,000, partially offset by proceeds from certain warrant exercises of $614,000 and proceeds from ESPP purchases of $84,000.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, for which we concluded a subcutaneous Phase 1 SAD/MAD clinical trial and have commenced an oral Phase 1 SAD/MAD clinical trial, and VK0214, currently in a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2023, we had an accumulated deficit of $330.8 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2023, we had cash, cash equivalents and investments totaling $392.9 million. Although we received gross proceeds of $287.5 million from the April 2023 Offering (discussed below), there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering, dated August 11, 2021. As of June 30, 2023, we may sell shares of our common stock for remaining gross proceeds of up to $110.9 million from time to time pursuant to the ATM Offering.

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

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products. In addition, our projections of both the number of people who have the targeted indications, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates.

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
•
recruiting and enrolling patients to participate in one or more clinical trials, especially as patients may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions;

•
the failure of our collaborators to adequately resource our drug candidates due to their focus on other programs or as a result of general market conditions;
•
recruiting clinical site investigators, clinical site staff and potential closure of clinical facilities; and
•
changes in regulations, which may require us to change the ways in which our clinical trials are conducted.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including resmetirom (MGL-3196) from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin (GR-MD-02) from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., MK-6024 (efinopegdutide) from Merck & Co., Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., and GSK4532990 (ARO-HSD) from GlaxoSmithKline plc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boehringer Ingelheim International GmbH, Boston Pharmaceuticals Inc., Bristol Myers Squibb, Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hanmi Pharmaceutical Co., Ltd., Hepagene Therapeutics, Inc., Hepion Pharmaceuticals, Inc., HighTide Therapeutics Inc., Ionis Pharmaceuticals, Inc., Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Pliant Therapeutics, Inc., Poxel SA, Regeneron Pharmaceuticals Inc., Seal Rock Therapeutics, Inc ., Terns Pharmaceuticals, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, significantly modified the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, which took effect on January 1, 2023, Colorado passed the Colorado Privacy Act and Connecticut passed the Connecticut Data Privacy Act, each of which became effective on July 1, 2023, and Utah passed the Consumer Privacy Act, which will become effective on December 31, 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2023, we had 22 full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2023, we owned or co-owned 83 patent applications and 13 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of June 30, 2023, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed one U.S. patent, and six U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and a patent and patent application in Japan directed to VK0214; and owned one additional patent and one patent application in the U.S., one Patent Cooperation Treaty, or PCT, application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of June 30, 2023. For VK5211, as of June 30, 2023, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. For VK2735, we own four U.S. patent applications, two PCT applications, and patent applications in certain foreign jurisdictions as of June 30, 2023. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

*Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2023, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2023, our executive officers, directors and 5% or greater stockholders beneficially owned 15.1% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

We will remain a smaller reporting company and non-accelerated filer until December 31, 2023, after which time we will become a large accelerated filer. We will need to reassess, as of June 30, 2024, whether we will continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2024.

In the event we are eligible to rely on the exemptions available to smaller reporting companies, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

*Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Our management is currently required to report on the effectiveness of our internal control over financial reporting. Commencing with the fiscal year ending December 31, 2023, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

*As a result of operating as a public company, we may incur significantly increased costs and our management and other personnel will be required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be a “smaller reporting company” and “non-accelerated filer,” after December 31, 2023, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. We have a small management team that, along with other personnel, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult or expensive for a third party to acquire us or change our board of directors or current management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock withheld by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 30, 2023	(307,781)	(1)	$17.57	—	$47,556,793	(2)
May 1, 2023 – May 31, 2023	—		—	—	47,556,793	(2)
June 1, 2023 – June 30, 2023	—		—	—	47,556,793	(2)
Total	(307,781)		$17.57	—	$47,556,793

(1) Represents shares of our common stock withheld from employees for the payment of taxes.
(2) On March 10, 2022, our board of directors authorized a new stock repurchase program effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We did not repurchase any shares of our common stock under the New Repurchase Program during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC (the “ATM Sales Agreement Amendment”). Pursuant to the ATM Sales Agreement Amendment, BTIG, LLC was added as an Agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. The foregoing description of the ATM Sales Agreement Amendment is qualified in its entirety by reference to the full text of the ATM Sales Agreement Amendment, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

10.1

Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated as of July 26, 2023, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co., LLC and BTIG, LLC.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 26, 2023	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 26, 2023	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)