Form 10-Q
period 2023-09-30
Viking Therapeutics, Inc.
filed 2023-10-25
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 15, 2023
Common stock, $0.00001 par value	100,028,953

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,185	$36,632
Short-term investments – available-for-sale	339,056	118,853
Prepaid clinical trial and preclinical study costs	4,389	8,144
Prepaid expenses and other current assets	670	3,411
Total current assets	381,300	167,040
Right-of-use assets	1,200	1,418
Deferred financing costs	130	38
Deposits	33	33
Total assets	$382,663	$168,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,711	$8,529
Other accrued liabilities	7,375	13,114
Lease liability, current	319	304
Total current liabilities	13,405	21,947
Lease liability, net of current portion	1,018	1,260
Total long-term liabilities	1,018	1,260
Total liabilities	14,423	23,207
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 100,028,828 shares issued and outstanding at September 30, 2023 and 78,257,258 shares issued and outstanding at December 31, 2022	1	1
Treasury stock at cost, 2,193,251 shares at September 30, 2023 and December 31, 2022	(6,795)	(6,795)
Additional paid-in capital	729,278	445,267
Accumulated deficit	(353,339)	(292,049)
Accumulated other comprehensive loss	(905)	(1,102)
Total stockholders’ equity	368,240	145,322
Total liabilities and stockholders’ equity	$382,663	$168,529

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	18,379	11,959	43,304	38,056
General and administrative	8,886	4,237	28,238	12,016
Total operating expenses	27,265	16,196	71,542	50,072
Loss from operations	(27,265)	(16,196)	(71,542)	(50,072)
Other income (expense):
Amortization of financing costs	(2)	(27)	(62)	(51)
Interest income, net	4,733	450	10,314	857
Realized loss on investments, net	—	—	—	(42)
Total other income, net	4,731	423	10,252	764
Net loss	(22,534)	(15,773)	(61,290)	(49,308)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	221	111	305	(813)
Foreign currency translation loss	(86)	(223)	(108)	(399)
Comprehensive loss	$(22,399)	$(15,885)	$(61,093)	$(50,520)
Basic and diluted net loss per share	$(0.23)	$(0.21)	$(0.66)	$(0.64)
Weighted-average shares used to compute basic and diluted net loss per share	99,846	76,505	92,481	76,917

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at June 30, 2023	100,028,828	$1	$724,754	$(330,805)	$(1,040)	$(6,795)	$386,115
Employee stock-based compensation, net	—	—	4,481	—	—	—	4,481
Sale of common stock, net of issuance costs	—	—	43	—	—	—	43
Unrealized gain on investments	—	—	—	—	221	—	221
Unrealized currency translation loss	—	—	—	—	(86)	—	(86)
Net Loss	—	—	—	(22,534)	—	—	(22,534)
Balance at September 30, 2023	100,028,828	$1	$729,278	$(353,339)	$(905)	$(6,795)	$368,240

	Nine-Month Period Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	12,670	—	—	—	12,670
Shares withheld related to employee tax withholding	(509,686)	—	(7,121)	—	—	—	(7,121)
Issuance of common stock under employee stock plans	2,274,752	—	6,580	—	—	—	6,580
Sale of common stock, net of issuance costs	20,006,504	—	271,882	—	—	—	271,882
Unrealized gain on investments	—	—	—	—	305	—	305
Unrealized currency translation loss	—	—	—	—	(108)	—	(108)
Net Loss	—	—	—	(61,290)	—	—	(61,290)
Balance at September 30, 2023	100,028,828	$1	$729,278	$(353,339)	$(905)	$(6,795)	$368,240

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at June 30, 2022	76,688,478	$1	$430,390	$(256,717)	$(1,649)	$(6,795)	$165,230
Employee stock-based compensation, net	—	—	1,940	—	—	—	1,940
Unrealized gain on investments	—	—	—	—	111	—	111
Unrealized currency translation loss	—	—	—	—	(223)	—	(223)
Net loss	—	—	—	(15,773)	—	—	(15,773)
Balance at September 30, 2022	76,688,478	$1	$432,330	$(272,490)	$(1,761)	$(6,795)	$151,285

	Nine-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation, net	—	—	6,517	—	—	—	6,517
Shares withheld related to employee tax withholding	(105,475)	—	(499)	—	—	—	(499)
Issuance of common stock under employee stock plans	266,303	—	84	—	—	—	84
Issuance of common stock from warrant exercises	472,500	—	614	—	—	—	614
Repurchase of common stock	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Unrealized loss on investments	—	—	—	—	(813)	—	(813)
Unrealized currency translation loss	—	—	—	—	(399)	—	(399)
Net loss	—	—	—	(49,308)	—	—	(49,308)
Balance at September 30, 2022	76,688,478	$1	$432,330	$(272,490)	$(1,761)	$(6,795)	$151,285

See accompanying notes to the unaudited consolidated financial statements.

4

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(61,290)	$(49,308)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(5,500)	1,270
Amortization of financing costs	62	51
Stock-based compensation	12,670	6,517
Amortization of right-of-use assets	218	219
Realized loss on investment	—	42
Interest expense related to operating lease liability	33	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,466	(1,698)
Accrued interest, net of interest receivable on maturity of investments	422	499
Accounts payable	(2,819)	1,698
Accrued expenses	(5,738)	3,315
Lease liability	(260)	(105)
Net cash used in operating activities	(55,736)	(37,471)
Cash flows from investing activities
Purchases of investments	(380,770)	(76,825)
Proceeds from sales and maturities of investments	165,951	124,318
Net cash (used in) provided by investing activities	(214,819)	47,493
Cash flows from financing activities
Public offering, net of offering costs	269,760	10
Value of shares withheld related to employee tax withholding	(7,121)	(499)
Repurchase of common stock	—	(6,795)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	6,580	698
ATM offering, net of fees	1,969	—
Net cash provided by (used in) financing activities	271,188	(6,586)
Net increase in cash and cash equivalents	633	3,436
Cash and cash equivalents beginning of period	36,632	26,371
Effect of exchange rate changes on cash	(80)	(399)
Cash and cash equivalents end of period	$37,185	$29,408

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$25
Right-of-use asset obtained in exchange for lease obligation	$—	$1,664

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of September 30, 2023, consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 10, 2023. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2023, the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the unaudited consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The December 31, 2022 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine months ended September 30, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Investments Available-for-Sale

Available-for-sale investments are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the consolidated statement of operations. For the three months ended September 30, 2023 and 2022, foreign currency transaction loss amounted to $86,000 and $1,000, respectively. For the nine months ended September 30, 2023 and 2022, foreign currency transaction loss amounted to $108,000 and $1,000, respectively.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss, changes in unrealized gains and losses on its investments and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(22,534)	$(15,773)	$(61,290)	$(49,308)

Denominator:
Weighted-average common shares outstanding	100,028,828	76,688,478	92,664,250	77,099,940
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	99,845,733	76,505,383	92,481,155	76,916,845

Net loss per share:
Basic and diluted	$(0.23)	$(0.21)	$(0.66)	$(0.64)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2023	2022
Common stock warrants	—	14,587
Restricted stock units	2,855,656	1,770,582
Common stock subject to repurchase	183,095	183,095
Common stock options	5,243,807	5,107,857
	8,282,558	7,076,121

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of September 30, 2023 and December 31, 2022, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2023 or during the year ended December 31, 2022.

Investments classified as available-for-sale as of September 30, 2023 consisted of the following (in thousands):

As of September 30, 2023	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$90,828	$1	$(1)	$90,828
Corporate debt securities (2)	98,539	26	(226)	98,339
Government debt securities (2)	150,228	1	(340)	149,889
	$339,595	$28	$(567)	$339,056

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2023, there were 10 securities in an unrealized gain position and there were 97 securities in an unrealized loss position. The unrealized gains were less than $19,000 individually and $29,000 in the aggregate. The unrealized losses were less than $48,000 individually and $567,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At September 30, 2023, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and none of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of September 30, 2023 and December 31, 2022, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2023, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$32,844	$19,398	$13,446	$—
Short-term investments
Commercial paper, available-for-sale	90,828	—	90,828	—
Corporate debt securities, available-for-sale	98,339	—	98,339	—
Government debt securities, available-for-sale	149,889	—	149,889	—
Total financial assets	$371,900	$19,398	$352,502	$—

		Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$16,243	$5,617	$10,626	$—
Short-term investments
Commercial paper, available-for-sale	43,780	—	43,780	—
Corporate debt securities, available-for-sale	71,359	—	71,359	—
Government debt securities, available-for-sale	3,714	—	3,714	—
Total financial assets	$135,096	$5,617	$129,479	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of September 30, 2023 and December 31, 2022 (in thousands, except for years and %):

	September 30, 2023	December 31, 2022

Right-of-use assets	$1,200	$1,418

Lease liability obligations, current	$319	$304
Lease liability obligations, less current portion	1,018	1,260
Total lease liability obligations	$1,337	$1,564

Weighted-average remaining lease term	3.83 years	4.58 years

Weighted-average discount rate	3.00%	3.00%

During the three and nine months ended September 30, 2023, the Company recognized $84,000 and $255,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

During the three and nine months ended September 30, 2022, the Company recognized $88,000 and $257,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$88
2024	357
2025	368
2026	379
2027	227
Total minimum lease payments	$1,419
Less: amount representing interest	$(82)
Total lease liability obligations	$1,337

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during each of the three and nine months ended September 30, 2023 and 2022. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its consolidated financial statements over the period the Company estimates the performance target will actually be achieved.

On September 28, 2017, the Company entered into a purchase agreement (the “Commitment Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company had the right to sell to LPC up to $15.0 million in shares of common stock, subject to certain limitations and conditions set forth in the Commitment Purchase Agreement. Upon the satisfaction of the conditions in the Commitment Purchase Agreement (the “Commencement”), which occurred on October 26, 2017, the Company has the right, from time to time at its sole discretion over the 30-month period from and after the first day of the month following the Commencement, to direct LPC to purchase up to 75,000 shares of common stock on any business day (subject to certain limitations contained in the Commitment Purchase Agreement), with such amounts increasing based on certain threshold prices set forth in the Commitment Purchase Agreement; however, not to exceed $1.0 million in total purchase proceeds per purchase date. The purchase price of shares of common stock that the Company elects to sell to LPC pursuant to the Commitment Purchase Agreement will be based on the market prices of the common stock at the time of such purchases as set forth in the Commitment Purchase Agreement. In addition to regular purchases, as described above, the Company may also direct LPC to purchase additional amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock is not below certain threshold prices, as set forth in the Commitment Purchase Agreement. In all instances, the Company may not sell shares of its common stock to LPC under the Commitment Purchase Agreement if it would result in LPC beneficially owning more than 4.99% of the common stock. As consideration for LPC’s commitment to purchase shares of common stock pursuant to the Commitment Purchase Agreement, the Company issued to LPC 100,000 shares of common stock (the “LPC Commitment Shares”). From inception of the Commitment Purchase Agreement through December 31, 2017, 343,051 shares were issued pursuant to the Commitment Purchase Agreement resulting in aggregate gross proceeds of $802,000 in addition to the LPC Commitment Shares. In May 2020, the Company extended the termination date of the Commitment Purchase Agreement to May 1, 2023, and the Commitment Purchase Agreement terminated on that date. No additional shares were issued during the years ended December 31, 2018 through 2022 or during 2023 until the termination date.

On July 28, 2021, the Company filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-258231) (the “2021 Shelf Registration Statement”). The 2021 Shelf Registration Statement provided the Company with the ability to offer up to $600.0 million of securities, including equity, debt and other securities as described in the 2021 Shelf Registration Statement. The 2021 Shelf Registration Statement was declared effective by the SEC on August 11, 2021 and the offering of all remaining unsold securities under the 2021 Shelf Registration Statement terminated on July 26, 2023.

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The 2021 Shelf Registration Statement terminated on July 26, 2023. From its inception through the termination of the 2021 Shelf Registration Statement, 1,587,404 shares of the Company’s common stock were sold pursuant to the ATM Offering for aggregate net proceeds to the Company of approximately $13.6 million.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock, over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through September 30, 2023, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

On April 3, 2023, the Company completed an underwritten public offering of its common stock (the “April 2023 Offering”) pursuant to the 2021 Shelf Registration Statement. In the April 2023 Offering, the Company sold an aggregate of 19,828,300 shares of its common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, the Company received net proceeds of $270.0 million, after deducting underwriting discounts, commissions and other offering expenses.

On July 26, 2023, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “2023 Shelf Registration Statement”). The 2023 Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through September 30, 2023, no shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of September 30, 2023, the Company may sell shares of its common stock for remaining gross proceeds of up to $200.0 million from time to time pursuant to the ATM Prospectus.

During the nine months ended September 30, 2023 and 2022, the Company issued 95,357 and 43,800 shares of its common stock pursuant to the ESPP, respectively.

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

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The number of shares available for issuance under the 2014 Plan will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan. As of December 31, 2022, there were 6,228,558 shares of the Company’s common stock available for issuance and, effective January 1, 2023, an additional 2,739,004 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan in accordance with the terms of the 2014 Plan. As of September 30, 2023, there were 6,531,433 shares of the Company’s common stock available for issuance under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2022, there were 3,649,046 shares of the Company’s common stock available for issuance and, effective January 1, 2023, an additional 782,572 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of September 30, 2023, there were 4,336,261 shares of the Company’s common stock available for issuance under the ESPP.

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Stock options	$1,320	$835	$4,311	$2,841
Restricted stock and restricted stock units	2,699	1,038	7,251	3,512
Employee stock purchase plan	462	67	1,108	164
Total stock-based compensation expense included in expenses	$4,481	$1,940	$12,670	$6,517
Stock-based compensation expense by line item:
Research and development expenses	$1,145	$447	$3,571	$1,722
General and administrative expenses	3,336	1,493	9,099	4,795
Total stock-based compensation expense included in expenses	$4,481	$1,940	$12,670	$6,517

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2023
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$10,607	2.79
Restricted stock and restricted stock units	$11,891	1.93

The following table is a summary of restricted stock activity during the nine months ended September 30, 2023:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2023	183,095	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2023:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2022	1,868,518	$5.37
Granted	1,772,243	$8.52
Vested	(785,105)	$5.40
Forfeited	—	$—
Unvested at September 30, 2023	2,855,656	$7.32

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

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2023, 10,500 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.2 million cumulatively from inception in 2020 through September 30, 2023, including $(454,000) during the nine months ended September 30, 2023.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2023, 10,000 PRSU awards were forfeited and the Company recorded stock-based compensation expense of $1.0 million cumulatively from inception in 2021 through September 30, 2023, including $103,000 during the nine months ended September 30, 2023.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2023, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $3.7 million cumulatively from the PRSU awards that were granted in 2022 through September 30, 2023, including $1.7 million during the nine months ended September 30, 2023.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2023, no PRSU awards were forfeited and the Company recorded stock-based compensation expense of $3.7 million during the nine months ended September 30, 2023.

The following table summarizes stock option activity during the three months ended September 30, 2023:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	20,515,000
Granted	1,483,990	$9.31
Exercised	(1,394,290)	$4.59
Forfeited	—
Cancelled	(3,750)	$4.05
Options outstanding at September 30, 2023	5,243,807	$6.78	7.35	23,332,000
Options exercisable at September 30, 2023	2,380,983	$6.04	5.88	12,152,000

The Company received $6.6 million from exercises of stock options during the nine months ended September 30, 2023. The Company did not receive any cash proceeds from exercises of stock options during the nine months ended September 30, 2022.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2023 was $9.31.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2023 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2023
Expected volatility	81.29%
Expected term (in years)	6.17
Risk-free interest rate	3.88%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2023, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations.

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of September 30, 2023, and events which occurred subsequent to September 30, 2023, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

On March 28, 2023, we announced the completion of the Phase 1 trial. The study was a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study included evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators also evaluated the pharmacokinetics of single and multiple doses of VK2735. Based upon the results from this Phase 1 study, in September 2023, we initiated the VENTURE study, a Phase 2 clinical trial of VK2735 in patients with obesity.

The Phase 2 VENTURE study is a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study will enroll adults who are obese (BMI >= 30 kg/m2), or adults who are overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study is the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which is an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, is evaluating daily oral doses for 28 days.

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

Research and Development Expenses

During the year ended December 31, 2022, we incurred $54.2 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK2735 Phase 1 clinical trial and the VK0214 Phase 1b clinical trial. During the nine months ended September 30, 2023, we incurred $43.3 million in research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, our efforts in continuing our oral cohorts of the Phase 1 clinical trial of VK2735 and our initiation of the VK2735 Phase 2 VENTURE study, both for the treatment of various metabolic disorders, including obesity, and our efforts related to our Phase 1b clinical trial of VK0214 in patients with X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•
employee- and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;
•
expenses incurred under agreements with investigative sites and CROs, which will conduct a substantial portion of our research and development activities, including studies in NASH, obesity and X-ALD, on our behalf;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Research and development expenses	$18,379	$11,959	$6,420	53.7%

The increase in research and development expenses during the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to pre-clinical studies, clinical studies, stock-based compensation, salaries and benefits and third-party consultants, partially offset by decreased expenses related to manufacturing for our drug candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
General and administrative expenses	$8,886	$4,237	$4,649	109.7%

The increase in general and administrative expenses during the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to legal and patent services, stock-based compensation, third-party consultants and salaries and benefits.

Total other income, net

The following table summarizes our total other income, net for the three months ended September 30, 2023 and 2022 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Total other income, net	$4,731	$423	$4,308	1018.4%

Total other income, net recognized during the three months ended September 30, 2023 and 2022 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Research and development expenses	$43,304	$38,056	$5,248	13.8%

The increase in research and development expenses during the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to preclinical studies, stock-based compensation, salaries and benefits, manufacturing for our drug candidates, regulatory service costs and third-party consultants, partially offset by decreased expenses related to clinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
General and administrative expenses	$28,238	$12,016	$16,222	135.0%

The increase in general and administrative expenses during the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to increased expenses related to legal and patent services, stock-based compensation, salaries and benefits and third-party consultants.

Total other income, net

The following table summarizes our total other income, net for the nine months ended September 30, 2023 and 2022 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Total other income, net	$10,252	$764	$9,488	1241.9%

Total other income, net recognized during the nine months ended September 30, 2023 and 2022 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $376.2 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2024, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 28, 2021, we filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-258231), or the 2021 Shelf Registration Statement. The 2021 Shelf Registration Statement provided us with the ability to offer up to $600.0 million of securities, including equity, debt and other securities as described in the 2021 Shelf Registration Statement. The 2021 Shelf Registration Statement was declared effective by the SEC on August 11, 2021 and the offering of all remaining unsold securities under the 2021 Shelf Registration Statement terminated on July 26, 2023.

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, or, collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to the 2021 Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The 2021 Shelf Registration Statement terminated on July 26, 2023. From its inception through the termination of the 2021 Shelf Registration Statement, 1,587,404 shares of our common stock were sold pursuant to the ATM Offering for aggregate net proceeds to us of approximately $13.6 million.

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

On March 10, 2022, our board of directors authorized a new stock repurchase program, or the New Repurchase Program, effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through September 30, 2023, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

On July 26, 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “2023 Shelf Registration Statement”). The 2023 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through September 30, 2023, no shares of our common stock were sold pursuant to the ATM Offering and, as of September 30, 2023, we may sell shares of our common stock for remaining gross proceeds of up to $200.0 million from time to time pursuant to the ATM Prospectus.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(55,736)	$(37,471)
Cash (used in) provided by investing activities	$(214,819)	$47,493
Cash provided by (used in) financing activities	$271,188	$(6,586)

Cash Used in Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities of $55.7 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and lease liability.

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

Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities of $214.8 million resulted primarily from the purchase of investments of $380.8 million, partially offset by the proceeds of maturities of investments of $166.0 million.

During the nine months ended September 30, 2022, cash provided by investing activities of $47.5 million resulted primarily from the proceeds of maturities of investments of $124.3 million, partially offset by the purchase of investments of $76.8 million.

Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $271.2 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $269.8 million in the April 2023 Offering, proceeds from certain option exercises of $6.6 million and proceeds from the ATM Offering, net of fees of $2.0 million, partially offset by value of shares withheld to cover taxes of $7.1 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK2735 subcutaneous, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, currently in an oral Phase 1 SAD/MAD clinical trial, and VK0214, currently in a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of September 30, 2023, we had an accumulated deficit of $353.3 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2023, we had cash, cash equivalents and investments totaling $376.2 million. Although we received net proceeds of $270.0 million, after deducting underwriting discounts, commissions and other offering expenses from the April 2023 Offering (discussed below), there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On April 3, 2023, we completed an underwritten public offering of our common stock, or the April 2023 Offering. In the April 2023 Offering, we sold an aggregate of 19,828,300 shares of our common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, we received net proceeds of $270.0 million, after deducting underwriting discounts, commissions and other offering expenses.

On July 26, 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) with the SEC as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2023 Shelf Registration Statement. The 2023 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. The ATM Offering will be conducted pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including resmetirom from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from

Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc., Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Pliant Therapeutics, Inc., Poxel SA, Seal Rock Therapeutics, Inc ., Terns Pharmaceuticals, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK2735

VK2735, if approved, will compete against two therapies that are already approved and marketed for obesity, both from Novo Nordisk A/S: Semaglutide (Wegovy®) and liraglutide (Saxenda®). Tirzepatide from Eli Lilly and Company is currently under regulatory review for obesity in both the US and the EU (tirzepatide is already approved as Mounjaro® for the treatment of type 2 diabetes). We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., AstraZeneca, Carmot Therapeutics Inc., Hanmi Pharmaceutical Co., Ltd., Pfizer Inc., Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., and Zealand Pharma A/S.

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

In addition, any adverse developments affecting manufacturing operations of our drug candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our drug candidates. We also may need to take inventory write-offs and incur other charges and expenses for drug candidates that fail to meet specifications, undertake costly remediation efforts, or seek costlier manufacturing alternatives.

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

*Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, amended and expanded the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Other states have also enacted data privacy laws, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act and the Connecticut Data Privacy Act, all of which became effective in 2023. Utah’s Consumer Privacy Act will go into effect on December 31, 2023 and the Iowa Consumer Data Protection Act will go into effect on January 1, 2025. On May 1, 2023, Indiana became the seventh state to pass similar data privacy legislation, the Indiana Data Privacy Law, which will become effective January 1, 2026. The Tennessee Information Protection Act, enacted on May 11, 2023, will go into effect on July 1, 2024. On May 19, 2023, Montana became the ninth state to enact a comprehensive consumer privacy law, the Montana Consumer Data Privacy Act, which goes into effect October 1, 2024.Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2023, we had 23 full-time employees, three part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia and the Israel-Hamas war, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

*The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Moreover, the global impacts of the Israel-Hamas war are still unknown. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Relating to Our Intellectual Property

*We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2023, we owned or co-owned 96 patent applications and 17 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of September 30, 2023, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed two U.S. patents, and six U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and a patent in Japan directed to VK0214; and owned one additional patent and one patent application in the U.S., one Patent Cooperation Treaty, or PCT, application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of September 30, 2023. For VK5211, as of September 30, 2023, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. For VK2735, we own four U.S. patent applications, two PCT applications, and patent applications in certain foreign jurisdictions as of September 30, 2023. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

*Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletics Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission for unlawful and unfair methods of competition. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2023, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2023, our executive officers, directors and 5% or greater stockholders beneficially owned 15.1% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

10.1	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated as of July 26, 2023, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co., LLC and BTIG, LLC.	10-Q	7/26/2023	10.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: October 25, 2023	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 25, 2023	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)