Form 10-K
period 2023-12-31
Viking Therapeutics, Inc.
filed 2024-02-07
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2023 (the last trading day of the registrant’s second fiscal quarter of 2023), was $93,700,028. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2024 was 100,488,339.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo. Results from the biopsy after 52 weeks of dosing are expected to be available in 2024.

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

The Phase 2 VENTURE study is a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study will enroll adults who are obese (BMI >= 30 kg/m2) or adults who are overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study is the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and we expect to report data from the study in the first half of 2024.

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

Novel Selective TRß Agonists for Metabolic Disorders and Adrenoleukodystrophy

Summary Overview

VK2809 and VK0214 are novel, orally available, selective TRß agonists in development for metabolic disorders and X-ALD. Thyroid hormone receptors are found in various tissues throughout the body. TRß is the major receptor isoform expressed in the liver and thyroid hormone receptor alpha, or TR is the major isoform expressed in the heart. The unique properties of our TRß agonists are designed to reduce or eliminate the deleterious effects of extra-hepatic thyroid receptor activation. In particular, high tissue and TRß selectivity may lead to reduced activity at the TR receptor, which can be associated with increased respiration and cardiac tissue hypertrophy. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. These characteristics in turn lead to reductions of LDL-C, plasma and liver triglycerides. In addition, our chemical structures are not substrates for certain transporters involved in the uptake of thyroid hormone. Various animal models have shown that our molecules, as a result of their unique profiles, may have reduced cardiovascular effects versus thyroid hormone and other thyromimetics. As a result of these characteristics, we believe our selective TRß agonists are capable of eliciting a unique lipid lowering profile without eliciting unwanted effects on the heart and thyroid hormone axis.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo. Results from the biopsy after 52 weeks of dosing are expected to be available in 2024.

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

In January 2022, we announced the initiation of a Phase 1 SAD and MAD clinical trial of VK2735, a novel dual agonist of the GLP-1 and GIP receptors. VK2735 is in development for the potential treatment of various metabolic disorders, including obesity.

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

The Phase 2 VENTURE study is a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study will enroll adults who are obese (BMI >= 30 kg/m2), or adults who are overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study is the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and we expect to report data from the study in the first half of 2024.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which is an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, is evaluating daily oral doses for 28 days.

VK0214 in X-ALD

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including resmetirom from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc., Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV, Pliant Therapeutics, Inc., Poxel SA, Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., AstraZeneca, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., Pfizer Inc., Rivus Pharmaceuticals Inc., Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., and Zealand Pharma A/S.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2023, is as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	59	30	U.S., Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, Russia, New Zealand, South Africa, Europe and PCT	2025-2043
VK5211 (SARM)	13	21	U.S., Australia, Europe, Chile, Brazil, Canada, China, India, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan and Venezuela	2025-2040
Other SARM	1	4	U.S., Japan, Korea, Argentina and Israel	2026
DGAT-1 Inhibitors	0	5	U.S. and Hong Kong	2030
EPOR Inhibitors	0	11	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030
GLP-1 agonists	33	1	U.S., Argentina, Australia, Brazil, Canada, China, Europe, Indonesia, Israel, India, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, South Africa, Taiwan and PCT	2042-2043

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

Employees & Human Capital

As of December 31, 2023, we had twenty-seven full-time employees, seven of whom hold a Ph.D. or M.D. degree. All employees are engaged in research and development, business development and finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.

•
We are a clinical-stage company, have a very limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.
•
We are substantially dependent on technologies we licensed from Ligand Pharmaceuticals Incorporated, or Ligand, and if we lose the license to such technologies or our master license agreement with Ligand, or the Master License Agreement, is terminated for any reason, our ability to develop existing and new drug candidates would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.
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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK2735 subcutaneous, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, currently in an oral Phase 1 SAD/MAD clinical trial, and VK0214, currently in a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2023, we had an accumulated deficit of $377.9 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

We are substantially dependent on technologies we licensed from Ligand Pharmaceuticals Incorporated, or Ligand, and if we lose the license to such technologies or our master license agreement with Ligand, or the Master License Agreement, is terminated for any reason, our ability to develop existing and new drug candidates would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

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

We licensed most of the intellectual property related to our current drug candidates from Ligand pursuant to the Master License Agreement. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2809 or VK5211 will be repeated for our other drug candidates or lead to other positive outcomes. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2023, we had cash, cash equivalents and investments totaling $362.1 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

On July 26, 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) with the SEC as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2023 Shelf Registration Statement. The 2023 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions.

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

VK2809

While no therapies are currently approved for the treatment of non-alcoholic steatohepatitis, we are aware of numerous development-stage programs targeting this disease, including resmetirom from Madrigal Pharmaceuticals, Inc., arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc., Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics BV,

Pliant Therapeutics, Inc., Poxel SA, Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., AstraZeneca, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., Pfizer Inc., Rivus Pharmaceuticals Inc., Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., and Zealand Pharma A/S.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, amended and expanded the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have adopted privacy laws, which take effect from July 1, 2024 through 2026. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes similar requirements specific to consumer health data. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the FCPA, the Bribery

Act, other anti-corruption laws or Trade Control Laws by United States, United Kingdom or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2023, we had twenty-seven full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2023, we owned or co-owned 92 patent applications and 23 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of December 31, 2023, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed two U.S. patents, six U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned two additional U.S. patents, one PCT application, and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of December 31, 2023. For VK5211, as of December 31, 2023, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of December 31, 2023, for our GLP-1 program, we own one U.S. patent, four PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2023, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2023, our executive officers, directors and 5% or greater stockholders beneficially owned 19.9% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

We are no longer a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended, and as a result we are subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

We are no longer a “smaller reporting company,” as of January 1, 2024 and, as a result, we are or will be required to comply with various disclosure and compliance requirements that did not previously apply, such as the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the requirement that we hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved, the requirement to provide full and more detailed executive compensation disclosure and the reduction in the amount of time for filing our periodic and annual reports. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the stock exchange on which our common shares are listed, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are not required to reflect the change in our smaller reporting company status and comply with the increased disclosure obligations until our quarterly report for the quarter ending March 31, 2024, the first quarter in our fiscal year ending December 31, 2024.

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

During the fiscal year 2023, our management was required to report, on a quarterly basis, on the effectiveness of our internal control over financial reporting. Commencing with the fiscal year ending December 31, 2023, in addition to our management’s report on the effectiveness of our internal controls over financial reporting, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As a public company and particularly after December 31, 2023, when we ceased to be a “smaller reporting company” and “non-accelerated filer,” and became a “large accelerated filer”, we expect to incur additional significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. We have a small management team that, along with other personnel, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

As a publicly traded company, we have incurred and will incur legal, accounting and other expenses associated with the SEC reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as corporate governance requirements, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act and other rules implemented by the SEC and The Nasdaq Stock Market LLC. In addition, we expect that we will need to hire additional personnel in our finance department to help us comply with the various requirements applicable to public companies. The expenses incurred by public companies generally to meet SEC reporting, Sarbanes-Oxley Act compliance, finance and accounting and corporate governance requirements have been increasing in recent years as a result of changes in, and the adoption of, new rules and regulations applicable to public companies.

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

As of December 31, 2023, we had approximately $98.7 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $80.9 million of which can be carried forward indefinitely. We have $79.9 million of state net operating loss carryforwards that will begin to expire in 2034.

Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. However, as of December 31, 2023, there is no limitation on the federal and state net operating losses. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our board of directors is responsible for overseeing our risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into our overall risk management system and processes as part of our IT security incident response plan.

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. Our program includes controls and procedures to identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
•
Incident Response and Recovery Planning: We have established and maintain comprehensive incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident. We conduct regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
•
Education and Awareness: We provide regular, mandatory training for all employees regarding cybersecurity threats as a means to equip our employees with tools to make employees aware of and to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.

We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to our Audit Committee and our board of directors, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Governance

Our board of directors, in coordination with our Audit Committee, oversees our risk management program, including the management of cybersecurity threats. Our board of directors and our Audit Committee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. Our board of directors and our Audit Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, our board of directors and the Audit Committee discuss our approach to overseeing cybersecurity threats with our Information Systems Representative and other members of senior management.

The Information Systems Representative, in coordination with senior management including our Chief Executive Officer and Chief Financial Officer, works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, a cross-functional team throughout our company addresses cybersecurity threats and responds to cybersecurity incidents. Through ongoing communications with this team, the Information Systems Representative and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate. The Information Systems Representative has served in various roles in information technology and information security for over 25 years, including serving as the Director of Information Technology of another public company.

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

Holders of Record

As of December 31, 2023, there were approximately eight stockholders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Performance Graph

We were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, as of December 31, 2023, and are not required to provide a performance graph.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo. Results from the biopsy after 52 weeks of dosing are expected to be available in 2024.

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

The Phase 2 VENTURE study is a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study will enroll adults who are obese (BMI >= 30 kg/m2) or adults who are overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study is the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and we expect to report data from the study in the first half of 2024.

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

Research and Development Expenses

During the year ended December 31, 2023, we incurred $63.8 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 clinical trial and the VK0214 Phase 1b clinical trial. During the year ended December 31, 2022, we incurred $54.2 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK2735 Phase 1 clinical trial and the VK0214 Phase 1b clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

For our Employee Stock Purchase Plan, or ESPP, we generally recognize compensation expense for the fair value of the purchase options, as measured on the grant date, and use the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As our ESPP also allows for up to one increase in contributions during each purchase period, if an employee elects to increase their contributions, we treat this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2023	2022
Research and development expenses	$63,806	$54,234	$9,572	17.6%

The increase in research and development expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increased expenses related to pre-clinical studies, stock-based compensation, manufacturing for our drug candidates, salaries and benefits and services provided by third-party consultants, partially offset by a decrease in expenses related to clinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2023	2022
General and administrative expenses	$37,021	$16,121	$20,900	129.6%

The increase in general and administrative expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increased expenses related to legal and patent services, stock-based compensation, third-party consultants and salaries and benefits.

Other Income, net

The following table summarizes our other income, net for the years ended December 31, 2023 and 2022 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2023	2022
Other income, net	$14,932	$1,488	$13,444	903.5%

Other income, net recognized during the year ended December 31, 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Other income, net recognized during the year ended December 31, 2022 consisted primarily of interest income, offset by expense relating to the amortization of certain financing costs and realized loss on investment.

Comparison of the Years Ended December 31, 2022 and 2021

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2022 and 2021” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $362.1 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2025, which is more than one year after the date our December 31, 2023 financial statements were issued.

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

On March 17, 2020, our board of directors authorized a stock repurchase program, or the Prior Repurchase Program, whereby we could purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years. The Prior Repurchase Program was carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through March 17, 2022, the termination date of the Prior Repurchase Program, we repurchased an aggregate of 1,464,217 shares of our common stock under the Prior Repurchase Program. These shares repurchased by us under the Prior Repurchase Program are being held in treasury until such time as we reissue or retire them.

On March 10, 2022, our board of directors authorized a new stock repurchase program, or the New Repurchase Program, effective March 18, 2022, whereby we may purchase up to $50.0 million in shares of our common stock over a period of up to two years. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through December 31, 2023, we repurchased an aggregate of 729,034 shares of our common stock under the New Repurchase Program. These shares repurchased by us under the New Repurchase Program are being held in treasury until such time as we reissue or retire them.

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through December 31, 2023, no shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2023, we may sell shares of our common stock for remaining gross proceeds of up to $200.0 million from time to time pursuant to the ATM Prospectus.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2023	2022	2021
Net cash used in operating activities	$(73,376)	$(48,397)	$(47,586)
Net cash (used in) provided by investing activities	$(179,086)	$54,753	$37,960
Net cash provided by financing activities	$271,376	$4,163	$6,880

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities of $73.4 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in prepaid expenses and other assets and decreases in accounts payable, accrued expenses and lease liability.

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

Net Cash Provided by Investing Activities

During the year ended December 31, 2023, net cash used in investing activities of $179.1 million resulted from the purchase of investments of $478.3 million, offset by the proceeds of maturities of investments of $299.2 million.

During the year ended December 31, 2022, net cash provided by investing activities of $54.8 million resulted from the proceeds of maturities of investments of $176.2 million, offset by the purchase of investments of $121.4 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $271.4 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $269.8 million in the April 2023 Offering, proceeds from certain option exercises of $6.8 million and proceeds from the ATM Offering, net of fees of $2.0 million, partially offset by value of shares withheld to cover taxes of $7.1 million.

During the year ended December 31, 2022, net cash provided by financing activities was $4.2 million, which consisted primarily of proceeds from the ATM Offering, net of fees of $11.7 million, proceeds from certain warrant exercises of $633,000 and proceeds from ESPP purchases of $215,000, partially offset by $6.8 million in repurchases of our common stock under the Repurchase Program and the New Repurchase Program and the value of shares withheld to cover taxes of $1.5 million.

Future Funding Requirements

As of December 31, 2023, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, as of December 31, 2023, and are not required to provide the information required under this item.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting.

Our independent registered public accounting firm, Marcum, LLP, issued an attestation report on our internal control over financial reporting, as noted below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of Viking Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Viking Therapeutics, Inc. 's (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2023 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows and the related notes for the one year in the period ended December 31, 2023 of the Company, and our report dated February 7, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Costa Mesa, California

February 7, 2024

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2024 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2023, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2023, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2023, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2023, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2023, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Description of Registrant’s Securities.	10-K	2/1/2023	4.2

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	Form of Stock Option Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.3

10.4#	Form of Restricted Stock Unit Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.4

10.5#	Form of Restricted Stock Award Agreement (2014 Equity Incentive Plan).	S-1/A	9/2/2014	10.23

10.6#	Form of Stock Appreciation Rights Award Agreement (2014 Equity Incentive Plan).	S-1	7/1/2014	10.5

10.7#	2014 Employee Stock Purchase Plan.	S-1/A	3/2/2015	10.22

10.8#	Amendment No. 1 to 2014 Employee Stock Purchase Plan.	S-1	11/24/2015	10.8

10.9#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.10#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.11#*	Non-Employee Director Compensation Policy.

10.12†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1	7/1/2014	10.12

10.13†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	9/8/2014	10.24

10.14†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	S-1/A	4/10/2015	10.30

10.15#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1	7/1/2014	10.21

10.16#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.17	At-The-Market Equity Offering Sales Agreement, dated as of July 28, 2021, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated Truist Securities, Inc. and H.C. Wainwright & Co., LLC.	S-3	7/28/2021	1.2

10.18	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated as of July 26, 2023, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co., LLC and BTIG, LLC.	10-Q	7/26/2023	10.1

21.1	List of Subsidiaries of Viking Therapeutics, Inc.	10-K	2/9/2022	21.1

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Viking Therapeutics, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the period from December 31, 2021 to December 31, 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

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

Viking Therapeutics, Inc.

Date: February 7, 2024	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2024
Brian Lian, Ph.D.

/s/ Greg Zante	Chief Financial Officer (Principal Accounting and Financial Officer)	February 7, 2024
Greg Zante

/s/ Lawson Macartney, DVM, Ph.D.	Director	February 7, 2024
Lawson Macartney, DVM, Ph.D.

/s/ Matthew W. Foehr	Director	February 7, 2024
Matthew W. Foehr

/s/ Sarah Kathryn Rouan	Director	February 7, 2024
Sarah Kathryn Rouan

/s/ Charles A. Rowland Jr.	Director	February 7, 2024
Charles A. Rowland Jr.

/s/ J. Matthew Singleton	Director	February 7, 2024
J. Matthew Singleton

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 7, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2014.

Marcum LLP

Costa Mesa, California

February 7, 2024

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$55,516	$36,632
Short-term investments – available-for-sale	306,563	118,853
Prepaid clinical trial and preclinical study costs	2,624	8,144
Prepaid expenses and other current assets	2,522	3,411
Total current assets	367,225	167,040
Right-of-use assets	1,126	1,418
Deferred financing costs	106	38
Deposits	33	33
Total assets	$368,490	$168,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,512	$8,529
Other accrued liabilities	11,299	13,114
Lease liability, current	324	304
Total current liabilities	19,135	21,947
Lease liability, net of current portion	936	1,260
Total long-term liabilities	936	1,260
Total liabilities	20,071	23,207
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2023 and 2022; 100,113,770 shares issued and outstanding at December 31, 2023 and 78,257,258 shares issued and outstanding at December 31, 2022	1	1
Treasury stock at cost, 2,193,251 shares at December 31, 2023 and 2022	(6,795)	(6,795)
Additional paid-in capital	733,546	445,267
Accumulated deficit	(377,944)	(292,049)
Accumulated other comprehensive loss	(389)	(1,102)
Total stockholders’ equity	348,419	145,322
Total liabilities and stockholders’ equity	$368,490	$168,529

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Operating expenses:
Research and development	63,806	54,234	44,981
General and administrative	37,021	16,121	10,701
Total operating expenses	100,827	70,355	55,682
Loss from operations	(100,827)	(70,355)	(55,682)
Other income (expense):
Amortization of financing costs	(88)	(59)	(18)
Interest income, net	15,020	1,589	703
Realized loss on investments, net	—	(42)	—
Foreign exchange gain	—	—	7
Total other income, net	14,932	1,488	692
Net loss	(85,895)	(68,867)	(54,990)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	742	(295)	(495)
Foreign currency translation loss	(29)	(258)	—
Comprehensive loss	$(85,182)	$(69,420)	$(55,485)
Basic and diluted net loss per share	$(0.91)	$(0.90)	$(0.71)
Weighted-average shares used to compute basic and diluted net loss per share	94,347	76,834	77,198

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2020	73,215,940	$1	$412,589	$(168,192)	$(54)	$—	$244,344
Employee stock-based compensation, net	—	—	6,100	—	—	—	6,100
Shares withheld related to employee tax withholding	(117,025)	—	(707)	—	—	—	(707)
Issuance of common stock under employee stock plans	421,174	—	570	—	—	—	570
Issuance of common stock from warrant exercises	4,728,312	—	7,062	—	—	—	7,062
Unrealized loss on investments	—	—	—	—	(495)	—	(495)
Net loss	—	—	—	(54,990)	—	—	(54,990)
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation, net	—	—	8,673	—	—	—	8,673
Shares withheld related to employee tax withholding	(215,498)	—	(1,533)	—	—	—	(1,533)
Issuance of common stock under employee stock plans	521,319	—	215	—	—	—	215
Issuance of common stock from warrant exercises	487,087	—	633	—	—	—	633
Repurchase of common stock	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Sale of common stock, net of issuance costs	1,409,200	—	11,665	—	—	—	11,665
Unrealized loss on investments	—	—	—	—	(295)	—	(295)
Unrealized currency translation loss	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	(68,867)	—	—	(68,867)
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	16,750	—	—	—	16,750
Shares withheld related to employee tax withholding	(509,686)	—	(7,121)	—	—	—	(7,121)
Issuance of common stock under employee stock plans	2,359,694	—	6,768	—	—	—	6,768
Sale of common stock, net of issuance costs	20,006,504	—	271,882	—	—	—	271,882
Unrealized gain on investments	—	—	—	—	742	—	742
Unrealized currency translation loss	—	—	—	—	(29)	—	(29)
Net Loss	—	—	—	(85,895)	—	—	(85,895)
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(85,895)	$(68,867)	$(54,990)
Adjustments to reconcile net loss to net cash used in operating activities
(Accretion) amortization of investment premiums	(8,202)	1,217	3,906
Amortization of financing costs	88	59	18
Stock-based compensation	16,750	8,673	6,100
Amortization of right-of-use assets	292	291	296
Interest expense related to operating lease liability	43	41	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,408	(3,130)	(711)
Accrued interest, net of interest receivable on maturity of investments	321	614	1,176
Accounts payable	(1,018)	7,085	(2,544)
Accrued expenses	(1,816)	5,809	(506)
Lease liability	(347)	(189)	(342)
Net cash used in operating activities	(73,376)	(48,397)	(47,586)
Cash flows from investing activities
Purchases of investments	(478,303)	(121,431)	(168,015)
Proceeds from sales and maturities of investments	299,217	176,184	205,975
Net cash (used in) provided by investing activities	(179,086)	54,753	37,960
Cash flows from financing activities
Public offering, net of offering costs	269,760	(22)	(46)
Value of shares withheld related to employee tax withholding	(7,121)	(1,533)	(707)
Repurchase of common stock	—	(6,795)	—
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	6,768	848	7,633
ATM offering, net of fees	1,969	11,665	—
Net cash provided by financing activities	271,376	4,163	6,880
Net increase (decrease) in cash and cash equivalents	18,914	10,519	(2,746)
Cash and cash equivalents beginning of period	36,632	26,371	29,117
Effect of exchange rate changes on cash	(30)	(258)	-
Cash and cash equivalents end of period	$55,516	$36,632	$26,371

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$31	$50
Right-of-use asset obtained in exchange for lease obligation	$—	$1,664	$—

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Historical net loss per share
Numerator
Net loss	$(85,895)	$(68,867)	$(54,990)
Denominator
Weighted-average common shares outstanding	94,530,086	77,016,725	77,380,775
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	94,346,991	76,833,630	77,197,680
Basic and diluted net loss per share	$(0.91)	$(0.90)	$(0.71)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2023	2022	2021
Common stock warrants	—	—	487,087
Restricted stock units	2,855,656	1,868,518	962,299
Common stock subject to repurchase	183,095	183,095	183,095
Common stock options	5,248,682	5,157,857	4,088,084
	8,287,433	7,209,470	5,720,565

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision making purposes.

2.
Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2023 and 2022, the Company’s investments were in money market funds, commercial paper and corporate debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2023 and 2022.

Investments classified as available-for-sale as of December 31, 2023 consisted of the following (in thousands):

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$24,226	$—	$—	$24,226
Corporate debt securities (2)	168,564	148	(128)	168,584
Government debt securities (2)	113,871	8	(126)	113,753
	$306,661	$156	$(254)	$306,563

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2023, there were 49 securities in an unrealized gain position and 115 securities in an unrealized loss position. The unrealized gains were less than $37,000 individually and $158,000 in the aggregate. The unrealized losses were less than $23,000 individually and $258,000 in the aggregate. None of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At December 31, 2023, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of December 31, 2023 and 2022, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2023, the Company’s investments were in government money market funds, commercial paper and corporate debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$40,479	$16,411	$24,068	$—
Short-term investments
Commercial paper, available for sale	24,226	—	24,226	—
Corporate debt securities, available-for-sale	168,584	—	168,584	—
Government debt securities, available-for-sale	113,753	—	113,753	—
Total financial assets	$347,042	$16,411	$330,631	$—

		Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$16,243	$5,617	$10,626	$—
Short-term investments
Commercial paper, available for sale	43,780	—	43,780	—
Corporate debt securities, available-for-sale	71,359	—	71,359	—
Government debt securities, available-for-sale	3,714	—	3,714	—
Total financial assets	$135,096	$5,617	$129,479	$—

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

In May 2014, the Company also entered into a Management Rights Letter (the “Management Rights Letter”) with Ligand that required the Company to expand the size of the Company’s Board of Directors to create an additional directorship on the Company’s Board of Directors and to allow Ligand to appoint an individual to fill the new directorship. On March 28, 2023, the Management Rights Letter terminated upon the date that Ligand ceased to beneficially own at least 7.5% of the Company’s outstanding voting stock.

5.
Operating Leases – Right-of-Use Assets and Lease Liability Obligations

As of December 31, 2023, the Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires in July 2027 (the “Term”). Below is a summary of the Company’s right-of-use assets and lease liabilities as of December 31, 2023 and 2022 (in thousands, except for years and %):

	December 31, 2023	December 31, 2022
Right of use assets	$1,126	$1,418

Lease liability obligations, current	$324	$304
Lease liability obligations, less current portion	936	1,260
Total lease liability obligations	$1,260	$1,564

Weighted-average remaining lease term	3.58 years	4.58 years

Weighted-average discount rate	3.00%	3.00%

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $339,000, $340,000 and $320,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statement of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2023 are as follows (in thousands):

2024	$357
2025	368
2026	379
2027	227
Total minimum lease payments	$1,331
Less: amount representing interest	$(71)
Total lease liability obligations	$1,260

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

6.
Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2023 and 2022. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the years ended December 31, 2023 and 2022. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On March 10, 2022, the Company’s Board of Directors authorized a new stock repurchase program effective March 18, 2022, whereby the Company may purchase up to $50.0 million in shares of its common stock over a period of up to two years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through December 31, 2023, 729,034 shares of the Company’s common stock were repurchased by the Company under the New Repurchase Program. Shares repurchased by the Company under the New Repurchase Program are being held in treasury until such time as they are reissued or retired by the Company.

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through December 31, 2023, no shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of December 31, 2023, the Company may sell shares of its common stock for remaining gross proceeds of up to $200.0 million from time to time pursuant to the ATM Prospectus.

During the years ended December 31, 2023, 2022 and 2021, and in accordance with the ESPP, the Company issued an aggregate of 180,174, 111,750 and 43,408 shares of its common stock to certain employees, respectively.

7.
Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the ESPP. From January 1, 2016 and through December 31, 2023, in accordance with the terms of the 2014 Plan, an additional 15,407,065 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, and, in accordance with the terms of the ESPP, an additional 4,402,017 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP.

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

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The number of shares available for issuance under the ESPP will, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1st of each year commencing on January 1, 2016 and ending on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”)), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense by type of award:
Stock options	5,768	3,842	3,276
Restricted stock and restricted stock units	9,420	4,598	2,597
Employee stock purchase plan	1,562	233	227
Total stock-based compensation expense included in expenses	$16,750	$8,673	$6,100
Stock-based compensation expense by line item:
Research and development expenses	4,732	2,313	1,623
General and administrative expenses	12,018	6,360	4,477
Total stock-based compensation expense included in expenses	$16,750	$8,673	$6,100

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2023
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$9,216	2.68
Restricted stock and restricted stock units	$9,723	1.81

The following table is a summary of restricted shares granted during the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2021	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2022	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2023	183,095	$0.17

The following table summarizes restricted stock unit activity during the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2020	679,363	$7.65
Granted	654,820	$5.80
Vested	(270,063)	$7.47
Forfeited	(35,821)	$6.14
Unvested at December 31, 2021	1,028,299	$6.57
Granted	1,249,788	$4.88
Vested	(409,569)	$6.88
Forfeited	—	$—
Unvested at December 31, 2022	1,868,518	$5.37
Granted	1,772,243	$8.52
Vested	(785,105)	$5.40
Forfeited	—	$—
Unvested December 31, 2023	2,855,656	$7.32

In January 2019, the Company issued 221,600 performance-based restricted stock units (“PRSU awards”) to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2022, 40,000 PRSU awards were forfeited and three of the milestones had been met, resulting in the Company recording stock-based compensation expense of $1.4 million through December 31, 2022.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2023, 10,500 PRSU awards were forfeited, two of the three milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $1.2 million through December 31, 2023 and stock-based compensation expense of $(454,000) during the year ended December 31, 2023.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2023, 10,000 PRSU awards were forfeited, one of the four milestones had been met and two of the four milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $1.0 million through December 31, 2023 and stock-based compensation expense of $64,000 during the year ended December 31, 2023.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2023, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.9 million through December 31, 2023 and stock-based compensation expense of $2.0 million during the year ended December 31, 2023.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2023, no PRSU awards were forfeited and all four of the milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $5.0 million during the year ended December 31, 2023.

The following table summarizes stock option activity during the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	3,371,323	$5.57	7.32	$389,000
Granted	1,081,520	$5.87
Exercised	(107,703)	$3.26
Forfeited	(132,745)	$6.25
Cancelled	(124,311)	$7.48
Options outstanding at December 31, 2021	4,088,084	$5.63	7.02	$2,885,000
Granted	1,109,773	$4.79
Exercised	—	$—
Forfeited	(30,000)	$5.16
Cancelled	(10,000)	$5.16
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	$20,515,000
Granted	1,488,990	$9.34
Exercised	(1,394,415)	$4.59
Forfeited	—	$—
Cancelled	(3,750)	$4.05
Options outstanding at December 31, 2023	5,248,682	$6.79	7.10	$62,210,000
Options exercisable at December 31, 2023	2,471,741	$6.05	5.71	$31,097,000

The Company received $6.4 million, $0 and $351,000 in cash proceeds from exercises of stock options during the years ended December 31, 2023, 2022 and 2021, respectively.

The total fair value of stock options that vested during the years ended December 31, 2023, 2022 and 2021 was $4.0 million, $3.2 million and $2.9 million, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2023, 2022 and 2021 was $6.76, $3.50 and $4.16, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2023, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2023	2022	2021
Expected volatility	81.3%	86.6%	84.7%
Expected term (in years)	6.17	6.13	6.10
Risk-free interest rate	3.88%	1.67%	0.67%
Expected dividend yield	0%	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2023, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2023 is as follows:

Restricted stock units	2,855,656
Common stock options	5,248,682
Available for grant under the 2014 Plan	6,526,433
Available for issuance under Employee Stock Purchase Plan	4,251,444
18,882,215

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

On June 14, 2017, the Company entered into a securities purchase agreement, with certain accredited investors (the “Purchasers”), pursuant to which the Company sold an aggregate of 3,749,783 shares (the “Shares”) of its common stock, and the warrants to purchase up to an aggregate 2,812,337 shares of its common stock to the Purchasers (the “Warrants”). The combined purchase price for one Share and one Warrant to purchase 0.75 shares of common stock was $1.15. The closing of the issuance of the Shares and the Warrants occurred on June 19, 2017. The Warrants had an exercise price of $1.30 per share, subject to adjustment as provided therein, and became exercisable beginning on December 19, 2017 through December 19, 2022. The Warrants were exercised in full as of December 31, 2022.

9.
Income Taxes

Income tax expense from continuing operations consists of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1	1	2
	$1	$1	$2
Deferred:
Federal	$(22,303)	$(16,075)	$(13,281)
State	(6,785)	(6,016)	(4,182)
	$(29,088)	$(22,091)	$(17,463)

Change in valuation allowance	29,088	22,091	17,463
Total income tax expense	$1	$1	$2

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31,
	2023	2022	2021
Tax provision at U.S. Federal statutory rates	21%	21%	21%
State income taxes net of federal benefit	7%	7%	7%
Non-deductible permanent items	(1)%	(1)%	(1)%
Stock options	3%	—	1%
Research and development credits	4%	6%	4%
Change in valuation allowance	(34)%	(33)%	(32)%
Effective income tax rate	—	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2023, 2022 and 2021 are as follows (in thousands):

	December 31,
	2023	2022	2021
Deferred tax assets:
Accrued liabilities	$437	$508	$80
Intangible assets	68,792	56,180	43,829
Net operating loss carryforwards	26,303	15,292	11,049
Share-based compensation	6,595	4,691	3,747
Credit Carryforwards	17,101	13,353	8,919
Other	44	242	161
Total deferred tax assets	119,272	90,266	67,785
Valuation Allowance	(118,957)	(89,869)	(67,778)
Total deferred tax assets, net of allowance	$315	$397	$7
Deferred tax liabilities:
Right of use assets	$(315)	$(397)	$(7)
Other	—	—	—
Total deferred tax liabilities:	$(315)	$(397)	$(7)
Net deferred tax assets (liabilities):	$—	$—	$—

A valuation allowance of $119.0 million and $89.9 million at December 31, 2023 and December 31, 2022, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2023, the Company had approximately $98.7 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $80.9 million of which can be carried forward indefinitely. The Company has $79.9 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company's ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Code. Specifically, this limitation may arise in the event of an "ownership change," which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company's ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company. An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. However, as of December 31, 2023, there is no limitation on the federal and state net operating losses.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2019 through December 31, 2023.

At December 31, 2023, the Company has federal and state research and development tax credit carry-forwards of approximately $12.2 million and $4.9 million, respectively. The federal credits begin to expire in 2036. The state credits do not expire.

The differences between the Company's effective income tax rate and the statutory federal rate for the year ended December 31, 2023 and the year ended December 31, 2022 relate primarily to losses incurred for which no tax benefit was recognized, due to uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2023 and December 31, 2022, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted on March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both Acts and has determined that any impact is not material to its financial statements.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2023 or December 31, 2022.

10.
Related-Party Transactions

In May 2014, the Company entered into the Master License Agreement with Ligand, pursuant to which, among other things, Ligand granted the Company an exclusive worldwide license to certain clinical and preclinical programs. See Note 4 for more information related to this agreement. In connection with the Master License Agreement, the Company considered Ligand to be a related party.

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

12.
Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2023, and events which occurred subsequent to December 31, 2023 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.