Form 10-Q
period 2024-03-31
Viking Therapeutics, Inc.
filed 2024-04-25
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 15, 2024
Common stock, $0.00001 par value	110,268,210

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,579	$55,516
Short-term investments – available-for-sale	767,397	306,563
Prepaid clinical trial and preclinical study costs	2,716	2,624
Prepaid expenses and other current assets	643	2,522
Total current assets	966,335	367,225
Right-of-use assets	1,052	1,126
Deferred financing costs	98	106
Deposits	33	33
Total assets	$967,518	$368,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,225	$7,512
Other accrued liabilities	27,220	11,299
Lease liability, current	329	324
Total current liabilities	32,774	19,135
Lease liability, net of current portion	852	936
Total long-term liabilities	852	936
Total liabilities	33,626	20,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 110,228,869 shares issued and outstanding at March 31, 2024 and 100,113,770 shares issued and outstanding at December 31, 2023	1	1
Treasury stock at cost, no shares at March 31, 2024 and 2,193,251 shares at December 31, 2023	—	(6,795)
Additional paid-in capital	1,340,789	733,546
Accumulated deficit	(405,299)	(377,944)
Accumulated other comprehensive loss	(1,599)	(389)
Total stockholders’ equity	933,892	348,419
Total liabilities and stockholders’ equity	$967,518	$368,490

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$—	$—
Operating expenses:
Research and development	24,103	11,008
General and administrative	9,970	9,529
Total operating expenses	34,073	20,537
Loss from operations	(34,073)	(20,537)
Other income (expense):
Amortization of financing costs	(28)	(28)
Interest income, net	6,745	1,034
Total other income, net	6,717	1,006
Net loss	(27,356)	(19,531)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(1,125)	501
Foreign currency translation loss	(85)	(17)
Comprehensive loss	$(28,566)	$(19,047)
Basic and diluted net loss per share	$(0.26)	$(0.25)
Weighted-average shares used to compute basic and diluted net loss per share	103,457	78,352

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	7,981	—	—	—	7,981
Shares withheld related to employee tax withholding	(833,711)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	2,080,857	—	4,361	—	—	—	4,361
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized loss on investments	—	—	—	—	(1,125)	—	(1,125)
Unrealized currency translation loss	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	(27,356)	—	—	(27,356)
Balance at March 31, 2024	110,228,869	$1	$1,340,789	$(405,300)	$(1,599)	$—	$933,891

	Three-Month Period Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	3,569	—	—	—	3,569
Shares withheld related to employee tax withholding	(201,905)	—	(1,714)	—	—	—	(1,714)
Issuance of common stock under employee stock plans	1,085,524	—	3,966	—	—	—	3,966
Sale of common stock, net of issuance costs	178,204	—	1,969	—	—	—	1,969
Unrealized gain on investments	—	—	—	—	501	—	501
Unrealized currency translation loss	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	(19,531)	—	—	(19,531)
Balance at March 31, 2023	79,319,081	$1	$453,057	$(311,580)	$(618)	$(6,795)	$134,065

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(27,356)	$(19,531)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(2,821)	(389)
Amortization of financing costs	28	28
Stock-based compensation	7,981	3,569
Amortization of right-of-use assets	74	72
Interest expense related to operating lease liability	9	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,748	(2,258)
Accrued interest, net of interest receivable on maturity of investments	655	243
Accounts payable	(2,287)	(4,732)
Accrued expenses	15,923	(1,572)
Lease liability	(88)	(85)
Net cash used in operating activities	(6,134)	(24,643)
Cash flows from investing activities
Purchases of investments	(596,601)	(57,395)
Proceeds from maturities of investments	136,809	59,593
Net cash (used in) provided by investing activities	(459,792)	2,198
Cash flows from financing activities
Public offering, net of offering costs	597,119	(37)
Value of shares withheld related to employee tax withholding	(42,101)	(1,714)
Proceeds from option exercises	4,361	3,966
ATM offering, net of fees	46,658	1,969
Net cash provided by financing activities	606,037	4,184
Net increase (decrease) in cash and cash equivalents	140,111	(18,261)
Cash and cash equivalents beginning of period	55,516	36,632
Effect of exchange rate changes on cash	(48)	(9)
Cash and cash equivalents end of period	$195,579	$18,362

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$69	$52

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of March 31, 2024, consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 7, 2024. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, the unaudited consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. The December 31, 2023 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three months ended March 31, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023, foreign currency transaction loss amounted to $85,000 and $17,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,356)	$(19,531)

Denominator:
Weighted-average common shares outstanding	103,640,400	78,534,921
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	103,457,305	78,351,826

Net loss per share:
Basic and diluted	$(0.26)	$(0.25)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2024	2023
Restricted stock units	2,829,187	2,701,987
Common stock subject to repurchase	183,095	183,095
Common stock options	5,516,193	5,761,977
	8,528,475	8,647,059

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of March 31, 2024 and December 31, 2023, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2024 or during the year ended December 31, 2023.

Investments classified as available-for-sale as of March 31, 2024 consisted of the following (in thousands):

As of March 31, 2024	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$16,042	$—	$—	$16,042
Corporate debt securities (2)	510,004	46	(914)	509,136
Government debt securities (2)	242,564	—	(345)	242,219
	$768,610	$46	$(1,259)	$767,397

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2024, there were 18 securities in an unrealized gain position and there were 248 securities in an unrealized loss position. The unrealized gains were less than $21,000 individually and $47,000 in the aggregate. The unrealized losses were less than $38,000 individually and $1,274,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At March 31, 2024, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $190.9 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of March 31, 2024 and December 31, 2023, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2024, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$183,873	$151,151	$32,722	$—
Short-term investments
Commercial paper, available-for-sale	16,042	—	16,042	—
Corporate debt securities, available-for-sale	509,136	—	509,136	—
Government debt securities, available-for-sale	242,219	—	242,219	—
Total financial assets	$951,270	$151,151	$800,119	$—

		Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$40,479	$16,411	$24,068	$—
Short-term investments
Commercial paper, available-for-sale	24,226	—	24,226	—
Corporate debt securities, available-for-sale	168,584	—	168,584	—
Government debt securities, available-for-sale	113,753	—	113,753	—
Total financial assets	$347,042	$16,411	$330,631	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of March 31, 2024 and December 31, 2023 (in thousands, except for years and %):

	March 31, 2024	December 31, 2023

Right-of-use assets	$1,052	$1,126

Lease liability obligations, current	$329	$324
Lease liability obligations, less current portion	852	936
Total lease liability obligations	$1,181	$1,260

Weighted-average remaining lease term	3.33 years	3.58 years

Weighted-average discount rate	3.00%	3.00%

During each of the three months ended March 31, 2024 and 2023, the Company recognized $86,000 in operating lease expenses, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of March 31, 2024 are as follows (in thousands):

Remainder of 2024	$269
2025	368
2026	379
2027	227
Total minimum lease payments	$1,243
Less: amount representing interest	$(62)
Total lease liability obligations	$1,181

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2024 and December 31, 2023. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares would continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016 and 183,095 shares vested at that time; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three months ended March 31, 2024 or 2023. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On July 28, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company could offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to a universal Shelf Registration Statement on Form S-3 (File No. 333-258231) (the “2021 Shelf Registration Statement”) and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. From its inception through the expiration of the 2021 Shelf Registration Statement in July 2023, 1,587,404 shares of the Company’s common stock were sold pursuant to the ATM Offering for aggregate net proceeds to the Company of approximately $13.6 million.

On March 10, 2022, the Company’s Board of Directors authorized a stock repurchase program effective March 18, 2022, whereby the Company could purchase up to $50.0 million in shares of its common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program was to be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Repurchase Program, an aggregate of 729,034 shares of the Company’s common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program were held in treasury and reissued by the Company as part of the March 2024 Offering.

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through March 31, 2024, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of March 31, 2024, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

On March 4, 2024, the Company completed an underwritten public offering of its common stock (the “March 2024 Offering”) pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, the Company sold an aggregate of 7,441,650 shares of its common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Of the shares sold, 2,193,251 were issued out of the Company’s treasury shares. Upon the closing of the March 2024 Offering, the Company received net proceeds of $597.1 million, after deducting underwriting discounts, commissions and other offering expenses.

During each of the three months ended March 31, 2024 and 2023, the Company issued no shares of its common stock pursuant to the ESPP.

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

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) may grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The 2014 Plan provides that the number of shares available for issuance under the 2014 Plan would, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ended on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. Any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock will again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, will again be available for issuance under the 2014 Plan. As of December 31, 2023, there were 5,939,750 shares of the Company’s common stock available for issuance and, effective January 1, 2024, an additional 3,503,981 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan in accordance with the terms of the 2014 Plan. As of March 31, 2024, there were 7,955,542 shares of the Company’s common stock available for issuance under the 2014 Plan.

ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the ESPP. The ESPP provides that the number of shares available for issuance under the ESPP would, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ended on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise holds in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period. As of December 31, 2023, there were 4,251,444 shares of the Company’s common stock available for issuance and, effective January 1, 2024, an additional 1,001,137 shares of the Company’s common stock were added to the number of shares reserved for issuance under the ESPP in accordance with the terms of the ESPP. As of March 31, 2024, there were 5,252,581 shares of the Company’s common stock available for issuance under the ESPP.

During the three months ended March 31, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Stock-based compensation expense by type of award:
Stock options	$2,429	$1,367
Restricted stock and restricted stock units	5,056	2,080
Employee stock purchase plan	496	122
Total stock-based compensation expense included in expenses	$7,981	$3,569
Stock-based compensation expense by line item:
Research and development expenses	$2,153	$928
General and administrative expenses	5,828	2,641
Total stock-based compensation expense included in expenses	$7,981	$3,569

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2024
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$21,429	3.00
Restricted stock and restricted stock units	$26,018	1.89

The following table is a summary of restricted stock activity during the three months ended March 31, 2024:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at March 31, 2024	183,095	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2024:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2023	2,855,656	$7.32
Granted	1,310,533	$17.40
Vested	(1,259,168)	$7.27
Forfeited	—	$—
Cancelled	(77,834)	$7.77
Unvested at March 31, 2024	2,829,187	$12.00

The Company issues performance-based restricted stock units (“PRSU awards”). These awards are issued to certain of its employees and the shares subject to these PRSU awards will vest upon the Company achieving certain milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the applicable grant date. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards vested upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of January 4, 2024, the date of cancellation, 77,834 PRSU awards were cancelled, 10,500 PRSU awards had been forfeited, and two of the milestones had been met, resulting in the Company recording cumulative stock-based compensation expense of $1.2 million.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2024, 10,000 PRSU awards had been forfeited, one of the four milestones had been met and one of the four milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $700,000 through March 31, 2024 and stock-based compensation expense of $(263,000) during the three months ended March 31, 2024.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2024, no PRSU awards had been forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through March 31, 2024 and stock-based compensation expense of $(709,000) during the three months ended March 31, 2024.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2024, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $7.1 million through March 31, 2024 and stock-based compensation expense of $2.1 million during the three months ended March 31, 2024.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2024, no PRSU awards had been forfeited and all of the milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $2.8 million during the three months ended March 31, 2024.

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	5,248,682	$6.79	7.10	62,210,000
Granted	1,089,200	$18.42
Exercised	(821,689)	$5.31
Forfeited	—	$—
Cancelled	—	$—
Options outstanding at March 31, 2024	5,516,193	$9.31	7.72	400,998,000
Options exercisable at March 31, 2024	2,634,610	$6.75	6.46	198,264,000

The Company received $4.4 million and $4.0 million in cash proceeds from exercises of stock options during the three months ended March 31, 2024 and 2023, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2024 was $13.44.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2024 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2024
Expected volatility	82.9%
Expected term (in years)	6.13
Risk-free interest rate	3.88%
Expected dividend yield	0%

Expected Volatility. Given the length of time the Company’s common stock has been publicly traded, the expected volatility rate used to value stock option grants is based on the volatility of the Company’s historical share prices.

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

Since the Company had a net operating loss carryforward as of March 31, 2024, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

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

8. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2024, and events which occurred subsequent to March 31, 2024, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo. Results from the biopsy after 52 weeks of dosing are expected to be available in the first half of 2024.

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

The Phase 2 VENTURE study is a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study will enroll adults who are obese (BMI >= 30 kg/m2) or adults who are overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study is the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which is an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, is evaluating daily oral doses for 28 days. On March 26, 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to 5.3%. Cohorts receiving VK2735 also demonstrated reductions in mean body weight relative to placebo, ranging up to 3.3%. Based on these Phase 1 results, we plan to initiate a Phase 2 trial with the oral formulation of VK2735 in obesity later in 2024.

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

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. This trial is a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the adrenomyeloneuropathy, or AMN, form of X-ALD. The study is initially targeting enrollment across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily. Pending a blinded review of preliminary safety, tolerability, and pharmacokinetic data, additional dosing cohorts may be pursued. Results from Phase 1b study are expected mid-year in 2024.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2809, VK2735, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 7, 2024.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2023, we incurred $63.8 million in research and development expense primarily related to our efforts in conducting the VK2809 Phase 2b VOYAGE clinical trial, the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 clinical trial and the VK0214 Phase 1b clinical trial. During the three months ended March 31, 2024, we incurred $24.1 million to research and development expense primarily related to our efforts in continuing to conduct the VK2809 Phase 2b VOYAGE clinical trial, our efforts in concluding our Phase 1 SAD and MAD clinical trial of VK2735 for the treatment of various metabolic disorders and our efforts related to our Phase 1b clinical trial of VK0214 in patients with X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Research and development expenses	$24,103	$11,008	$13,095	119.0%

The increase in research and development expenses during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to manufacturing for our drug candidates, pre-clinical studies, clinical studies, stock-based compensation, salaries and benefits and services provided by third-party consultants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
General and administrative expenses	$9,970	$9,529	$441	4.6%

The increase in general and administrative expenses during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to stock-based compensation, salaries and benefits and services provided by third-party consultants, partially offset by a decrease in expenses related to legal and patent services.

Other income

The following table summarizes our other income for the three months ended March 31, 2024 and 2023 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Total other income, net	$6,717	$1,006	$5,711	567.7%

Other income recognized during the three months ended March 31, 2024 and 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $963.0 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least June 30, 2025, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 28, 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, collectively, the Agents, pursuant to which we could offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to a universal Shelf Registration Statement on Form S-3 (File No. 333-258231), or the 2021 Shelf Registration Statement, and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. From its inception through the expiration of the 2021 Shelf Registration Statement in July 2023, 1,587,404 shares of our common stock were sold pursuant to the ATM Offering for aggregate net proceeds to us of approximately $13.6 million.

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

On March 10, 2022, our board of directors authorized a stock repurchase program, or the Repurchase Program, effective March 18, 2022, whereby we could purchase up to $50.0 million in shares of our common stock over a period of up to two years. The Repurchase Program was carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Repurchase Program, we repurchased an aggregate of 729,034 shares of our common stock under the Repurchase Program. Shares repurchased by us under the Repurchase Program were held in treasury and reissued by us as part of the March 2024 Offering.

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through March 31, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of March 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

On March 4, 2024, we completed an underwritten public offering of our common stock, or the March 2024 Offering, pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, we sold an aggregate of 7,441,650 shares of our common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Upon the closing of the March 2024 Offering, we received net proceeds of $597.1 million.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(6,134)	$(24,643)
Cash (used in) provided by investing activities	$(459,792)	$2,198
Cash provided by financing activities	$606,037	$4,184

Cash Used in Operating Activities

During the three months ended March 31, 2024, cash used in operating activities of $6.1 million primarily reflected our net losses for the period, adjusted by non-cash charges such as accrued expenses, stock-based compensation, prepaid expenses and other assets, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in amortization of investment premiums and decreases in accounts payable and lease liability.

During the three months ended March 31, 2023, cash used in operating activities of $24.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses, lease liability, accrued interest, net of interest received on maturity of investments and other assets, partially offset by an increase in right-of-use assets.

Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2024, cash used in investing activities of $459.8 million resulted primarily from the purchase of investments of $596.6 million, partially offset by proceeds of maturities of investments of $136.8 million.

During the three months ended March 31, 2023, cash provided by investing activities of $2.2 million resulted primarily from the proceeds of maturities of investments of $59.6 million, partially offset by the purchase of investments of $57.4 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities was $606.0 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises of $4.4 million and proceeds from the ATM Offering, net of fees, of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

During the three months ended March 31, 2023, cash provided by financing activities was $4.2 million, which consisted primarily of $4.0 million in proceeds from certain option exercises and proceeds from the ATM Offering, net of fees, of $2.0 million, partially offset by value of shares withheld to cover taxes of $1.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Financial Instruments

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital, provide adequate liquidity and earn returns commensurate with our risk appetite. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments principally include securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, and money market funds. These investments are denominated in U.S. Dollars and none are held for trading purposes.

All of our interest-bearing securities are subject to interest rate risk and could change in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Since we account for these securities as available-for-sale, no gains or losses are realized due to changes in the fair value of our investments unless we sell our investments prior to maturity or incur a credit loss. Due to the conservative nature of these instruments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.

While we are exposed to global interest rate fluctuations, our investment portfolio is most affected by fluctuations in U.S. interest rates, which affect the interest earned on our cash, cash equivalents and marketable securities. Interest income generated from the Company's cash, cash equivalents, and Short-term investments – available-for-sale will vary with the general level of interest rates.

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$195,579	$55,516
Short-term investments – available-for-sale	$767,397	$306,563
Total	$962,976	$362,079

Based on the above balances at March 31, 2024, if short-term interest rates increased or decreased by 10%, or 53 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $4.1 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 7, 2024.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2809, VK2735 subcutaneous, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, for which we recently completed an oral Phase 1 SAD/MAD clinical trial, and VK0214, currently in a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of March 31, 2024, we had an accumulated deficit of $405.3 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 or VK2809 will be repeated for our other drug candidates or lead to other positive outcomes. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2024, we had cash, cash equivalents and investments totaling $963.0 million. Although we received net proceeds of $597.1 million in the March 2024 Offering (discussed below), there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of March 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

On March 4, 2024, we completed an underwritten public offering of our common stock, or the March 2024 Offering, pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, we sold an aggregate of 7,441,650 shares of our common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Upon the closing of the March 2024 Offering, we received net proceeds of $597.1 million, after deducting underwriting discounts, commissions and other offering expenses.

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

*If our competitors have drug candidates that are approved faster, are marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

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

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of non-alcoholic steatohepatitis. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, efruxifermin (AKR-001) from Akero Therapeutics, Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc., Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., NorthSea Therapeutics BV, Pliant Therapeutics, Inc., Poxel SA, Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., AstraZeneca, BioAge Labs, Inc., Biophytis SA, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., Pfizer Inc., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Scholar Rock, Inc., Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Ventyx Biosciences, Inc., and Zealand Pharma A/S.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, Helsinn Group, MyMD Pharmaceuticals, Inc., and Pluri Inc. (formerly Pluristem Therapeutics Inc.). In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2024, we had twenty-eight full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract, including our CROs and other business partners, are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations or the operations of our CROs and other business partners, and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We have experienced cybersecurity incidents in the past and expect that we will experience cybersecurity incidents in the future. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our drug candidates could be delayed.

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

In addition, on March 6, 2024, the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition, or the SEC Climate Disclosure Rules, and extensive attestation requirements. The new rules require disclosure of, among other things and to the extent material, our climate-related risks and opportunities, greenhouse gas emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges. Nonetheless, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for the potential implementation of the SEC Climate Disclosure Rules, and such expenses, efforts and diversions of management time and attention may be even greater if the SEC Climate Disclosure Rules ultimately go into effect. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2024, we owned or co-owned 110 patent applications and 26 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of March 31, 2024, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, six U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned two additional U.S. patents, two PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of March 31, 2024. For VK5211, as of March 31, 2024, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of March 31, 2024, for our GLP-1 program, we own one U.S. patent, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2024, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 39.7% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2024, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock withheld by us to satisfy certain tax withholding obligations during the quarter ended March 31, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	(422,613)	(1)	$17.61	—	$47,556,793	(2)
February 1, 2024 – February 29, 2024	—		—	—	47,556,793	(2)
March 1, 2024 – March 31, 2024	(411,098)		$84.30	—	—	(2)
Total	(833,711)		$50.49	—	$—

(1) Represents shares of our common stock withheld from employees for the payment of taxes.
(2) On March 10, 2022, our board of directors authorized a stock repurchase program effective March 18, 2022, whereby we could purchase up to $50.0 million in shares of our common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program was to be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or in privately negotiated transactions. We did not repurchase any shares of our common stock under the Repurchase Program during the quarter ended March 31, 2024 and the Repurchase Program expired on March 18, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Greg Zante, Chief Financial Officer	February 2, 2024	Rule 10b5-1 trading arrangement	66,756	August 1, 2024(1)
Marianne Mancini, Chief Operations Officer	February 1, 2024	Rule 10b5-1 trading arrangement	281,425	April 20, 2025(1)

1.
The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: April 24, 2024	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 24, 2024	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)