Form 10-Q
period 2024-06-30
Viking Therapeutics, Inc.
filed 2024-07-24
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2024
Common stock, $0.00001 par value	110,796,200

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,915	$55,516
Short-term investments – available-for-sale	898,348	306,563
Prepaid clinical trial and preclinical study costs	3,323	2,624
Prepaid expenses and other current assets	138	2,522
Total current assets	945,724	367,225
Right-of-use assets	977	1,126
Deferred financing costs	105	106
Deposits	33	33
Total assets	$946,839	$368,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,090	$7,512
Other accrued liabilities	13,669	11,299
Lease liability, current	334	324
Total current liabilities	25,093	19,135
Lease liability, net of current portion	766	936
Total long-term liabilities	766	936
Total liabilities	25,859	20,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 110,796,200 shares issued and outstanding at June 30, 2024 and 100,113,770 shares issued and outstanding at December 31, 2023	1	1
Treasury stock at cost, no shares at June 30, 2024 and 2,193,251 shares at December 31, 2023	—	(6,795)
Additional paid-in capital	1,350,801	733,546
Accumulated deficit	(427,550)	(377,944)
Accumulated other comprehensive loss	(2,272)	(389)
Total stockholders’ equity	920,980	348,419
Total liabilities and stockholders’ equity	$946,839	$368,490

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	23,769	13,917	47,872	24,925
General and administrative	10,285	9,823	20,255	19,352
Total operating expenses	34,054	23,740	68,127	44,277
Loss from operations	(34,054)	(23,740)	(68,127)	(44,277)
Other income (expense):
Amortization of financing costs	(18)	(32)	(46)	(60)
Interest income, net	11,820	4,547	18,565	5,581
Realized gain on investments, net	2	—	2	—
Total other income, net	11,804	4,515	18,521	5,521
Net loss	(22,250)	(19,225)	(49,606)	(38,756)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(699)	(417)	(1,824)	84
Foreign currency translation gain (loss)	26	(5)	(59)	(22)
Comprehensive loss	$(22,923)	$(19,647)	$(51,489)	$(38,694)
Basic and diluted net loss per share	$(0.20)	$(0.19)	$(0.46)	$(0.44)
Weighted-average shares used to compute basic and diluted net loss per share	110,390	99,010	106,924	88,738

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at March 31, 2024	110,228,869	$1	$1,340,789	$(405,300)	$(1,599)	$—	$933,891
Employee stock-based compensation, net	—	—	7,082	—	—	—	7,082
Issuance of common stock under employee stock plans	567,331	—	2,930	—	—	—	2,930
Unrealized loss on investments	—	—	—	—	(699)	—	(699)
Unrealized currency translation gain	—	—	—	—	26	—	26
Net loss	—	—	—	(22,250)	—	—	(22,250)
Balance at June 30, 2024	110,796,200	$1	$1,350,801	$(427,550)	$(2,272)	$—	$920,980

	Six-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	15,063	—	—	—	15,063
Shares withheld related to employee tax withholding	(833,711)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	2,648,188	—	7,291	—	—	—	7,291
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized loss on investments	—	—	—	—	(1,824)	—	(1,824)
Unrealized currency translation loss	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(49,606)	—	—	(49,606)
Balance at June 30, 2024	110,796,200	$1	$1,350,801	$(427,550)	$(2,272)	$-	$920,980

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

4

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(49,606)	$(38,756)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(8,257)	(2,355)
Amortization of financing costs	46	60
Stock-based compensation	15,063	8,189
Amortization of right-of-use assets	149	145
Realized gain on investment	2	—
Interest expense related to operating lease liability	18	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,669	5,093
Accrued interest, net of interest receivable on maturity of investments	498	176
Accounts payable	3,577	(2,919)
Accrued expenses	2,372	(5,561)
Lease liability	(178)	(173)
Net cash used in operating activities	(34,647)	(36,078)
Cash flows from investing activities
Purchases of investments	(826,423)	(301,371)
Proceeds from maturities of investments	240,572	99,086
Net cash used in investing activities	(585,851)	(202,285)
Cash flows from financing activities
Public offering, net of offering costs	597,094	269,833
Value of shares withheld related to employee tax withholding	(42,101)	(7,121)
Proceeds from option exercises and Employee Stock Purchase Plan common stock issuance	7,291	6,581
ATM offering, net of fees	46,658	1,969
Net cash provided by financing activities	608,942	271,262
Net (decrease) increase in cash and cash equivalents	(11,556)	32,899
Cash and cash equivalents beginning of period	55,516	36,632
Effect of exchange rate changes on cash	(45)	(12)
Cash and cash equivalents end of period	$43,915	$69,519

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$75	$34

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of June 30, 2024, consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 7, 2024. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, the unaudited consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. The December 31, 2023 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six months ended June 30, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to contract research organizations ("CROs") and clinical trial sites, employee and consultant related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible under the AusIndustry Research and Tax Development Tax Incentive Program to receive, and has received, cash payments from the Australian Taxation Office (ATO). The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard (IAS) 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

For the Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) and 2024 Employee Stock Purchase Plan (the “2024 ESPP”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2014 ESPP previously allowed, and 2024 ESPP currently allows, for up to one increase in contributions during each purchase period, if an employee elected to increase his or her contributions, the Company treated this as an accounting modification. The pre- and post-modification values were calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Comprehensive loss” in the consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2024, foreign currency transaction gain amounted to $26,000. For the three months ended June 30, 2023, foreign currency transaction loss amounted to $5,000. For the six months ended June 30, 2024 and 2023, foreign currency transaction loss amounted to $59,000 and $22,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(22,250)	$(19,225)	$(49,606)	$(38,756)

Denominator:
Weighted-average common shares outstanding	110,573,266	99,192,805	107,106,833	88,920,929
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	110,390,171	99,009,710	106,923,738	88,737,834

Net loss per share:
Basic and diluted	$(0.20)	$(0.19)	$(0.46)	$(0.44)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2024	2023
Restricted stock units	2,829,187	2,855,656
Common stock subject to repurchase	183,095	183,095
Common stock options	5,115,678	5,161,107
	8,127,960	8,199,858

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of June 30, 2024 and December 31, 2023, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2024 or during the year ended December 31, 2023.

Investments classified as available-for-sale as of June 30, 2024 consisted of the following (in thousands):

As of June 30, 2024	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$22,286	$—	$—	$22,286
Corporate debt securities (2)	647,326	9	(1,554)	645,781
Government debt securities (2)	230,655	—	(374)	230,281
	$900,267	$9	$(1,928)	$898,348

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2024, there were 5 securities in an unrealized gain position and there were 312 securities in an unrealized loss position. The unrealized gains were less than $6,000 individually and $8,000 in the aggregate. The unrealized losses were less than $57,000 individually and $1.9 million in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At June 30, 2024, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $165.2 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of June 30, 2024 and December 31, 2023, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2024, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$29,045	$24,856	$4,189	$—
Short-term investments
Commercial paper, available-for-sale	22,286	—	22,286	—
Corporate debt securities, available-for-sale	645,781	—	645,781	—
Government debt securities, available-for-sale	230,281	—	230,281	—
Total financial assets	$927,393	$24,856	$902,537	$—

		Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$40,479	$16,411	$24,068	$—
Short-term investments
Commercial paper, available-for-sale	24,226	—	24,226	—
Corporate debt securities, available-for-sale	168,584	—	168,584	—
Government debt securities, available-for-sale	113,753	—	113,753	—
Total financial assets	$347,042	$16,411	$330,631	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has only one operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2024 and December 31, 2023 (in thousands, except for years and %):

	June 30, 2024	December 31, 2023

Right-of-use assets	$977	$1,126

Lease liability obligations, current	$334	$324
Lease liability obligations, less current portion	766	936
Total lease liability obligations	$1,100	$1,260

Weighted-average remaining lease term	3.08 years	3.58 years

Weighted-average discount rate	3.00%	3.00%

During the three and six months ended June 30, 2024, the Company recognized $85,000 and $171,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2023, the Company recognized $85,000 and $171,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations and comprehensive loss.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2024 are as follows (in thousands):

Remainder of 2024	$180
2025	368
2026	379
2027	227
Total minimum lease payments	$1,154
Less: amount representing interest	$(54)
Total lease liability obligations	$1,100

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares would continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016 and 183,095 shares vested at that time; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the six months ended June 30, 2024 or 2023. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On March 10, 2022, the Company’s Board of Directors authorized a stock repurchase program effective March 18, 2022, whereby the Company could purchase up to $50.0 million in shares of its common stock over a period of up to two years (the “Repurchase

Program”). The Repurchase Program was to be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Repurchase Program, an aggregate of 729,034 shares of the Company’s common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program were held in treasury and reissued by the Company as part of the March 2024 Offering (as defined below).

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through June 30, 2024, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of June 30, 2024, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

During the six months ended June 30, 2024 and 2023, the Company issued 166,816 and 95,357 shares of its common stock pursuant to the 2014 ESPP, respectively.

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

For the 2014 ESPP and 2024 ESPP, the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2014 ESPP previously allowed, and the 2024 ESPP currently allows, for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

2014 Plan. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provided that the compensation committee of the Company’s Board of Directors (the “Compensation Committee”) could grant or issue stock options, stock appreciation rights, restricted shares, restricted stock units and unrestricted shares, deferred share units, performance and cash-settled awards and dividend equivalent rights to participants under the 2014 Plan. Initially, a total of 1,527,770 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 Plan. The 2014 Plan provided that the number of shares available for issuance under the 2014 Plan would, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ended on (and including) January 1, 2024, in an amount equal to 3.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock deliverable pursuant to awards under the 2014 Plan are authorized but unissued shares of the Company’s common stock, or shares of the Company’s common stock that the Company otherwise holds in treasury or in trust. The 2014 Plan provided that any shares of the Company’s common stock underlying awards that are settled in cash or otherwise expire, or are forfeited, terminated or cancelled (including pursuant to an exchange program established by the Compensation Committee) prior to the issuance of stock would again be available for issuance under the 2014 Plan. In addition, shares of the Company’s common stock that are withheld (or not issued) in payment of the exercise price or taxes relating to an award, and shares of the Company’s common stock equal to the number surrendered in payment of any exercise price or withholding taxes relating to an award, would again be available for issuance under the 2014 Plan. As of December 31, 2023, there were 5,939,750 shares of the Company’s common stock available for issuance and, effective January 1, 2024, an additional 3,503,981 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan in accordance with the terms of the 2014 Plan.

2024 Plan. On May 21, 2024, the Company’s stockholders approved the Viking Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which replaces the 2014 Plan. No further awards have been or will be made under the 2014 Plan since May 21, 2024. The number of shares of common stock initially authorized for issuance pursuant to the 2024 Plan is equal to (a) 12,000,000 shares of common stock, plus (b) up to a maximum of 7,674,614 shares of common stock subject to outstanding stock options or other equity awards previously granted under the 2014 Plan that will become available for future issuance under the 2024 Plan to the extent that, after May 21, 2024, any such equity award terminates or expires prior to exercise or settlement, is not issued because the award is settled in cash, is forfeited because of the failure to vest or is reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price.

2014 ESPP. Initially, a total of 458,331 shares of the Company’s common stock were reserved for issuance pursuant to the 2014 ESPP. The 2014 ESPP provided that the number of shares available for issuance under the 2014 ESPP would, unless otherwise determined by the Company’s Board of Directors or the Compensation Committee, be automatically increased on January 1 of each year commencing on January 1, 2016 and ended on (and including) January 1, 2024, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year. The shares of common stock available for purchase pursuant to the 2014 ESPP were authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise held in treasury or shares of the Company’s common stock that were purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock were offered for purchase under the 2014 ESPP as determined by the Compensation Committee through a series of successive offerings that each had a term of 24 months and consisted of four consecutive purchase periods of six months each. As of December 31, 2023, there were 4,251,444 shares of the Company’s common stock available for issuance and, effective January 1, 2024, an additional 1,001,137 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 ESPP in accordance with the terms of the 2014 ESPP. On May 20, 2024, 166,816 shares of the Company’s common stock were purchased by participants of the 2014 ESPP.

2024 ESPP. On May 21, 2024, the Company’s stockholders approved the Viking Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which replaces the 2014 ESPP. No further shares have been or will be issued to participants under the 2014 ESPP since May 21, 2024. The maximum number of shares of the Company’s common stock that may be issued under the 2024 ESPP will not exceed 5,500,000 shares for issuance pursuant to purchases under the 2024 ESPP. The shares of common stock available for purchase pursuant to the 2024 ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise held in treasury or shares of the Company’s common stock that are purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the 2024 ESPP as determined by the Compensation Committee through a series of successive offerings that each had a term of 24 months and consisted of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the 2024 ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the 2024 ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended), is eligible to participate in the 2024 ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the 2024 ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

During the three and six months ended June 30, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Stock options	$2,253	$1,624	$4,681	$2,991
Restricted stock and restricted stock units	4,383	2,472	9,439	4,552
Employee stock purchase plan	446	524	943	646
Total stock-based compensation expense included in expenses	$7,082	$4,620	$15,063	$8,189
Stock-based compensation expense by line item:
Research and development expenses	$1,894	$1,498	$4,047	$2,426
General and administrative expenses	5,189	3,122	11,017	5,763
Total stock-based compensation expense included in expenses	$7,082	$4,620	$15,063	$8,189

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2024
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$19,175	2.82
Restricted stock and restricted stock units	$21,635	1.73

The following table is a summary of restricted stock activity during the six months ended June 30, 2024:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at June 30, 2024	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2024:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2023	2,855,656	$7.32
Granted	1,310,533	$17.40
Vested	(1,259,168)	$7.27
Forfeited	—	$—
Cancelled	(77,834)	$7.77
Unvested at June 30, 2024	2,829,187	$12.00

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

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2024, 10,000 PRSU awards had been forfeited, one of the four milestones had been met and one of the four milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $700,000 through June 30, 2024 and stock-based compensation expense of $(239,000) during the six months ended June 30, 2024.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-

year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2024, no PRSU awards had been forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through June 30, 2024 and stock-based compensation expense of $(709,000) during the six months ended June 30, 2024.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2024, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $7.5 million through June 30, 2024 and stock-based compensation expense of $2.5 million during the six months ended June 30, 2024.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2024, no PRSU awards had been forfeited and all of the milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $5.6 million during the six months ended June 30, 2024.

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	5,248,682	$6.79	7.10	62,210,000
Granted	1,089,200	$18.42
Exercised	(1,222,204)	$5.64
Forfeited	—	$—
Cancelled	—	$—
Options outstanding at June 30, 2024	5,115,678	$9.54	7.52	222,822,641
Options exercisable at June 30, 2024	2,260,658	$6.88	6.14	104,387,353

The Company received $7.3 million and $6.6 million in cash proceeds from option exercises and ESPP common stock issuance during the six months ended June 30, 2024 and 2023, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2024 was $13.44.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2024 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2024
Expected volatility	83.0%
Expected term (in years)	6.13
Risk-free interest rate	3.88%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2024, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

On November 15, 2021, the Company entered into the Office Lease with One Pacific Heights LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises are now the Company’s corporate headquarters.

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

8. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2024, and events which occurred subsequent to June 30, 2024, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

Our most advanced clinical program's drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or NASH.

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

In June 2024, we announced positive 52-week histologic data from the VOYAGE study with up to 75% of patients treated with VK2809 achieving NASH resolution with no worsening of fibrosis as compared to 29% for placebo (p=0.0001), up to 57% of VK2809-treated patients achieving ≥1-stage improvement in fibrosis with no worsening of NASH as compared to 34% for placebo (p<0.05) and up to 48% of VK2809-treated patients achieving both resolution of NASH and a ≥1-stage improvement in fibrosis as compared to 20% for placebo (p=0.01). Adverse events, including GI-related adverse events were similar among VK2809-treated patients vs. placebo at week 52 and consistent with prior data reported at week 12.

VK2809 has been evaluated in eight completed clinical studies, which enrolled more than 400 subjects. No serious adverse events, or SAEs, have been observed in subjects receiving VK2809 in these completed studies, and overall tolerability remains encouraging. In addition, the compound has been evaluated in chronic toxicity studies of up to 12 months in duration.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735, VK2809, VK0214, VK5211 and the dual amylin and calcitonin receptor agonist programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master

License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 7, 2024.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2023, we incurred $63.8 million in research and development expense primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the six months ended June 30, 2024, we incurred $47.9 million to research and development expense primarily related to our efforts in continuing our Phase 1 SAD and MAD clinical trial of VK2735 for the treatment of various metabolic disorders, our efforts in preparing for the commencement of a Phase 3 clinical trial for subcutaneous VK2735 in obesity later this year, our efforts in concluding the VK2809 Phase 2b VOYAGE clinical trial and our efforts related to our Phase 1b clinical trial of VK0214 in patients with X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•
employee- and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;
•
expenses incurred under agreements with investigative sites and CROs, which will conduct a substantial portion of our research and development activities, including studies in obesity, NASH and X-ALD, on our behalf;
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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2735, VK2809, and VK0214 programs and seek to advance our additional programs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Research and development expenses	$23,769	$13,917	$9,852	70.8%

The increase in research and development expenses during the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to manufacturing for our drug candidates, clinical studies, pre-clinical studies, salaries and benefits and stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
General and administrative expenses	$10,285	$9,823	$462	4.7%

The increase in general and administrative expenses during the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to stock-based compensation and services provided by third-party consultants, partially offset by a decrease in expenses related to legal and patent services.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2024 and 2023 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Other income (expense)	$11,804	$4,515	$7,289	161.4%

Other income (expense) recognized during the three months ended June 30, 2024 and 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Research and development expenses	$47,872	$24,925	$22,947	92.1%

The increase in research and development expenses during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to manufacturing for our drug candidates, clinical studies, pre-clinical studies, stock-based compensation, salaries and benefits, services provided by third-party consultants and regulatory services.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
General and administrative expenses	$20,255	$19,352	$903	4.7%

The increase in general and administrative expenses during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to stock-based compensation, salaries and benefits and services provided by third-party consultants, partially offset by a decrease in expenses related to legal and patent services.

Other income (expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2024 and 2023 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Other income (expense)	$18,521	$5,521	$13,000	235.5%

Other income (expense) recognized during the six months ended June 30, 2024 and 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $942.3 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2025, which is more than one year after the date of our filing of this Form 10-Q.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2735, VK2809, VK0214 and VK5211, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On March 10, 2022, our board of directors authorized a stock repurchase program, or the Repurchase Program, effective March 18, 2022, whereby we could purchase up to $50.0 million in shares of our common stock over a period of up to two years. The Repurchase Program was carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Repurchase Program, we repurchased an aggregate of 729,034 shares of our common stock under the Repurchase Program. Shares repurchased by us under the Repurchase Program were held in treasury and reissued by us as part of the March 2024 Offering (as defined below).

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through June 30, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of June 30, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(34,647)	$(36,078)
Cash used in investing activities	$(585,851)	$(202,285)
Cash provided by financing activities	$608,942	$271,262

Cash Used in Operating Activities

During the six months ended June 30, 2024, cash used in operating activities of $34.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, accrued expenses, prepaid expenses and other assets, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in amortization of investment premiums and decreases in accounts payable and lease liability.

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

Cash Used in Investing Activities

During the six months ended June 30, 2024, cash used in investing activities of $585.9 million resulted primarily from the purchase of investments of $826.4 million, partially offset by the proceeds of maturities of investments of $240.6 million.

During the six months ended June 30, 2023, cash used in investing activities of $202.3 million resulted primarily from the purchase of investments of $301.4 million, partially offset by the proceeds of maturities of investments of $99.1 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $608.9 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises and 2014 ESPP common stock issuance of $7.3 million and proceeds from the ATM Offering, net of fees, of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

During the six months ended June 30, 2023, cash provided by financing activities was $271.3 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $269.8 million in the April 2023 Offering, proceeds from certain option exercises and 2014 ESPP common stock issuance of $6.6 million and proceeds from the ATM Offering, net of fees of $2.0 million, partially offset by value of shares withheld to cover taxes of $7.1 million.

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

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$43,915	$55,516
Short-term investments – available-for-sale	$898,348	$306,563
Total	$942,263	$362,079

Based on the above balances at June 30, 2024, if short-term interest rates increased or decreased by 10%, or 54 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $3.7 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

•
We are a clinical-stage company, have a limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.
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

Risks Relating to Our Business

*We are a clinical-stage company, have a limited operating history and are expected to incur significant operating losses during the next stages of our corporate development.

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, for which we continue to conduct an oral Phase 1 SAD/MAD clinical trial, and VK0214, currently in a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1, erythropoietin receptor, or EPOR, and our dual amylin and calcitonin receptor agonist, or DACRA, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2024, we had an accumulated deficit of $427.6 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2735, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1, EPOR and DACRA programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2735, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1. EPOR and DACRA programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809 and in June 2024, we announced positive 52-week histologic data from the VOYAGE study. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 or VK2809 will be repeated for our other drug candidates or lead to other positive outcomes. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2024, we had cash, cash equivalents and investments totaling $942.3 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of June 30, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant. To improve coordination among EU supervisory authorities, the European Commission has proposed a new regulation that would help to streamline enforcement of the GDPR in cross-border cases. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework, or DPF. The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it remains too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. A bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which will be introduced into Parliament at the King’s Speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, amended and expanded the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas and others have adopted privacy laws, which take effect from July 1, 2024 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2024, we had twenty-eight full-time employees, two part-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2024, we owned or co-owned 111 patent applications and 27 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of June 30, 2024, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, four U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned two additional U.S. patents, two PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of June 30, 2024. For VK5211, as of June 30, 2024, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of June 30, 2024, for our GLP-1 program, we own one U.S. patent, additional patents in certain foreign jurisdictions, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2024, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 32.8% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

We became a large-accelerated filer effective January 1, 2024. We reassessed, as of June 30, 2024, and determined that we continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2024. We will need to reassess, as of June 30, 2025, whether we will continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2025.

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

During the fiscal year 2023, our management was required to report, on a quarterly basis, on the effectiveness of our internal control over financial reporting. Commencing with the fiscal year ended December 31, 2023, in addition to our management’s report on the effectiveness of our internal controls over financial reporting, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Brian Lian, President, Chief Executive Officer and Director	May 8, 2024	Rule 10b5-1 trading arrangement	330,000	August 8, 2025(1)
J. Matthew Singleton, Director	May 16, 2024	Rule 10b5-1 trading arrangement	90,786	August 14, 2026(1)
Sarah K. Rouan, Ph.D., Director	May 20, 2024	Rule 10b5-1 trading arrangement	44,000	August 19, 2025(1)
Lawson Macartney, Ph.D., Director	May 22, 2024	Rule 10b5-1 trading arrangement	38,000	February 21, 2025(1)
1.
The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

10.1^*	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.

10.2^*	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.

10.3^*	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.

10.4#	Viking Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	5/22/2024	4.2

10.5#	Form of Stock Option Award Agreement under the Viking Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	5/22/2024	4.3

10.6#	Form of Restricted Stock Unit Award Agreement under the Viking Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	5/22/2024	4.4

10.7#	Form of Restricted Stock Award Agreement under the Viking Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	5/22/2024	4.5

10.8#	2024 Employee Stock Purchase Plan.	S-8	5/22/2024	4.6

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

^ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 24, 2024	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 24, 2024	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)