Form 10-Q
period 2024-09-30
Viking Therapeutics, Inc.
filed 2024-10-23
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 15, 2024
Common stock, $0.00001 par value	111,436,384

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,347	$55,516
Short-term investments – available-for-sale	880,093	306,563
Prepaid clinical trial and preclinical study costs	4,476	2,624
Prepaid expenses and other current assets	1,733	2,522
Total current assets	936,649	367,225
Right-of-use assets	1,113	1,126
Deferred financing costs	80	106
Deposits	46	33
Total assets	$937,888	$368,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$254	$7,512
Other accrued liabilities	24,951	11,299
Lease liability, current	480	324
Total current liabilities	25,685	19,135
Lease liability, net of current portion	755	936
Total long-term liabilities	755	936
Total liabilities	26,440	20,071
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 111,434,821 shares issued and outstanding at September 30, 2024 and 100,113,770 shares issued and outstanding at December 31, 2023	1	1
Treasury stock at cost, no shares at September 30, 2024 and 2,193,251 shares at December 31, 2023	—	(6,795)
Additional paid-in capital	1,362,305	733,546
Accumulated deficit	(452,490)	(377,944)
Accumulated other comprehensive loss	1,632	(389)
Total stockholders’ equity	911,448	348,419
Total liabilities and stockholders’ equity	$937,888	$368,490

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	22,785	18,379	70,657	43,304
General and administrative	13,771	8,886	34,026	28,238
Total operating expenses	36,556	27,265	104,683	71,542
Loss from operations	(36,556)	(27,265)	(104,683)	(71,542)
Other income (expense):
Amortization of financing costs	(24)	(2)	(70)	(62)
Interest income, net	11,531	4,733	30,096	10,314
Realized gain on investments, net	109	—	111	—
Total other income, net	11,616	4,731	30,137	10,252
Net loss	(24,940)	(22,534)	(74,546)	(61,290)
Other comprehensive loss, net of tax:
Unrealized gain on securities	3,902	221	2,079	305
Foreign currency translation gain (loss)	2	(86)	(58)	(108)
Comprehensive loss	$(21,036)	$(22,399)	$(72,525)	$(61,093)
Basic and diluted net loss per share	$(0.22)	$(0.23)	$(0.69)	$(0.66)
Weighted-average shares used to compute basic and diluted net loss per share	110,911	99,846	108,262	92,481

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at June 30, 2024	110,796,200	$1	$1,350,801	$(427,550)	$(2,272)	$—	$920,980
Employee stock-based compensation, net	—	—	8,982	—	—	—	8,982
Shares withheld related to employee tax withholding	291,835	—	—	—	—	—	—
Issuance of common stock under employee stock plans	346,786	—	2,522	—	—	—	2,522
Unrealized gain on investments	—	—	—	—	3,902	—	3,902
Unrealized currency translation gain	—	—	—	—	2	—	2
Net loss	—	—	—	(24,940)	—	—	(24,940)
Balance at September 30, 2024	111,434,821	$1	$1,362,305	$(452,490)	$1,632	$—	$911,448

	Nine-Month Period Ended September 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	24,045	—	—	—	24,045
Shares withheld related to employee tax withholding	(541,876)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	2,994,974	—	9,813	—	—	—	9,813
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized gain on investments	—	—	—	—	2,079	—	2,079
Unrealized currency translation loss	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	(74,546)	—	—	(74,546)
Balance at September 30, 2024	111,434,821	$1	$1,362,305	$(452,490)	$1,632	$—	$911,448

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

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(74,546)	$(61,290)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(13,236)	(5,500)
Amortization of financing costs	70	62
Stock-based compensation	24,045	12,670
Amortization of right-of-use assets	236	218
Realized gain on investment	(111)	—
Interest expense related to operating lease liability	27	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,059)	6,466
Accrued interest, net of interest receivable on maturity of investments	1,845	422
Accounts payable	(7,258)	(2,819)
Accrued expenses	13,652	(5,738)
Lease liability	(274)	(260)
Net cash used in operating activities	(56,609)	(55,736)
Cash flows from investing activities
Purchases of investments	(976,408)	(380,770)
Proceeds from maturities of investments	416,458	165,951
Net cash used in investing activities	(559,950)	(214,819)
Cash flows from financing activities
Public offering, net of offering costs	597,094	269,760
Value of shares withheld related to employee tax withholding	(42,101)	(7,121)
Proceeds from option exercises and Employee Stock Purchase Plan common stock issuance	9,813	6,580
ATM offering, net of fees	46,658	1,969
Net cash provided by financing activities	611,464	271,188
Net (decrease) increase in cash and cash equivalents	(5,095)	633
Cash and cash equivalents beginning of period	55,516	36,632
Effect of exchange rate changes on cash	(74)	(80)
Cash and cash equivalents end of period	$50,347	$37,185

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Right-of-use asset obtained in exchange for lease obligation	$223	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of September 30, 2024, consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 7, 2024. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, the unaudited consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine months ended September 30, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible under the AusIndustry Research and Tax Development Tax Incentive Program to receive, and has received, cash payments from the Australian Taxation Office (“ATO”). The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard (“IAS”) 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiary whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Comprehensive loss” in the consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2024, foreign currency transaction gain amounted to $2,000. For the three months ended September 30, 2023, foreign currency transaction loss amounted to $86,000. For the nine months ended September 30, 2024 and 2023, foreign currency transaction loss amounted to $58,000 and $108,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(24,940)	$(22,534)	$(74,546)	$(61,290)

Denominator:
Weighted-average common shares outstanding	111,093,799	100,028,828	108,445,522	92,664,250
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	110,910,704	99,845,733	108,262,427	92,481,155

Net loss per share:
Basic and diluted	$(0.22)	$(0.23)	$(0.69)	$(0.66)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2024	2023
Restricted stock units	2,537,352	2,855,656
Common stock subject to repurchase	183,095	183,095
Common stock options	4,864,642	5,243,807
	7,585,089	8,282,558

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making purposes.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of September 30, 2024 and December 31, 2023, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2024 or during the year ended December 31, 2023.

Investments classified as available-for-sale as of September 30, 2024 consisted of the following (in thousands):

As of September 30, 2024	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$14,550	$—	$—	$14,550
Corporate debt securities (2)	690,756	1,954	(138)	692,572
Government debt securities (2)	172,810	241	(80)	172,971
	$878,116	$2,195	$(218)	$880,093

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2024, there were 270 securities in an unrealized gain position and there were 58 securities in an unrealized loss position. The unrealized gains were less than $100,000 individually and $2.2 million in the aggregate. The unrealized losses were less than $42,000 individually and $218,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At September 30, 2024, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $189.8 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of September 30, 2024 and December 31, 2023, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of certificates of deposit, commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2024, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$35,841	$35,841	$—	$—
Short-term investments
Commercial paper, available-for-sale	14,550	—	14,550	—
Corporate debt securities, available-for-sale	692,572	—	692,572	—
Government debt securities, available-for-sale	172,971	—	172,971	—
Total financial assets	$915,934	$35,841	$880,093	$—

		Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$40,479	$16,411	$24,068	$—
Short-term investments
Commercial paper, available-for-sale	24,226	—	24,226	—
Corporate debt securities, available-for-sale	168,584	—	168,584	—
Government debt securities, available-for-sale	113,753	—	113,753	—
Total financial assets	$347,042	$16,411	$330,631	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

The Company has an operating lease (the “Office Lease”), which is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of September 30, 2024 and December 31, 2023 (in thousands, except for years and %):

	September 30, 2024	December 31, 2023

Right-of-use assets	$1,113	$1,126

Lease liability obligations, current	$480	$324
Lease liability obligations, less current portion	755	936
Total lease liability obligations	$1,235	$1,260

Weighted-average remaining lease term	2.60 years	3.58 years

Weighted-average discount rate	3.70%	3.00%

During the three and nine months ended September 30, 2024, the Company recognized $97,000 and $268,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations and comprehensive loss.

During the three and nine months ended September 30, 2023, the Company recognized $84,000 and $255,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations and comprehensive loss.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of September 30, 2024 are as follows (in thousands):

Remainder of 2024	$127
2025	521
2026	418
2027	227
Total minimum lease payments	$1,293
Less: amount representing interest	$(58)
Total lease liability obligations	$1,235

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares would continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016 and 183,095 shares vested at that time; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the nine months ended September 30, 2024 or 2023. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through September 30, 2024, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of September 30, 2024, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

During the nine months ended September 30, 2024 and 2023, the Company issued 166,816 and 95,357 shares of its common stock pursuant to the 2014 ESPP, respectively, and did not issue any shares of its common stock pursuant to the 2024 ESPP.

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

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Stock options	$3,467	$1,320	$8,148	$4,311
Restricted stock and restricted stock units	5,440	2,699	14,879	7,251
Employee stock purchase plan	75	462	1,018	1,108
Total stock-based compensation expense included in expenses	$8,982	$4,481	$24,045	$12,670
Stock-based compensation expense by line item:
Research and development expenses	$3,016	$1,145	$7,062	$3,571
General and administrative expenses	5,966	3,336	16,983	9,099
Total stock-based compensation expense included in expenses	$8,982	$4,481	$24,045	$12,670

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2024
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$20,272	2.72
Restricted stock and restricted stock units	$16,195	1.69

The following table is a summary of restricted stock activity during the nine months ended September 30, 2024:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at September 30, 2024	183,095	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2024:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2023	2,855,656	$7.32
Granted	1,310,533	$17.40
Vested	(1,551,003)	$8.68
Forfeited	—	$—
Cancelled	(77,834)	$7.77
Unvested at September 30, 2024	2,537,352	$11.68

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

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2024, 10,000 PRSU awards had been forfeited, two of the four milestones had been met and the remaining two were deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $800,000 through September 30, 2024 and stock-based compensation expense of $(191,000) during the nine months ended September 30, 2024.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2024, no PRSU awards had been forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through September 30, 2024 and stock-based compensation expense of $(709,000) during the nine months ended September 30, 2024.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2024, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $7.9 million through September 30, 2024 and stock-based compensation expense of $2.9 million during the nine months ended September 30, 2024.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2024, no PRSU awards had been forfeited, one of the four milestones had been met and the remaining three were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $9.5 million during the nine months ended September 30, 2024.

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	5,248,682	$6.79	7.10	62,210,000
Granted	1,197,200	$22.39
Exercised	(1,568,990)	$6.00
Forfeited	(12,250)	$9.93
Cancelled	—	$—
Options outstanding at September 30, 2024	4,864,642	$10.87	7.51	255,374,000
Options exercisable at September 30, 2024	1,983,233	$7.64	6.18	110,485,000

The Company received $9.8 million and $6.6 million in cash proceeds from option exercises and ESPP common stock issuances during the nine months ended September 30, 2024 and 2023, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2024 was $16.22.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2024 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2024
Expected volatility	82.86%
Expected term (in years)	6.10
Risk-free interest rate	3.86%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2024, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

On November 15, 2021, the Company entered into the Office Lease with One Pacific Heights LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises are now the Company’s corporate headquarters.

Monthly base rent payments due under the Office Lease for the Premises are $28,187, subject to annual increases of 3.0% during the Term. Under the Office Lease, the Company is responsible for certain charges for common area maintenance and other costs, including utility expenses, and the Office Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term.

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease.

8. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of September 30, 2024, and events which occurred subsequent to September 30, 2024, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

The Phase 2 VENTURE study is a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study will enroll adults who are obese (BMI >= 30 kg/m2) or adults who are overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study is the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. Based on written feedback received from the U.S. Food and Drug Administration, or the FDA, we plan to advance the subcutaneous formulation of VK2735 into Phase 3 development.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which is an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, is evaluating daily oral doses for 28 days. On March 26, 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%. Based on these Phase 1 results, we plan to initiate a Phase 2 trial with the oral formulation of VK2735 in obesity later in 2024.

Our most advanced clinical program's drug candidate, VK2809, is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or MASH/NASH.

The VOYAGE study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed MASH/NASH and fibrosis ranging from stages F1 to F3. The primary endpoint of the study will evaluate the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, or MRI-PDFF, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives include evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo.

In June 2024, we announced positive 52-week histologic data from the VOYAGE study with up to 75% of patients treated with VK2809 achieving MASH/NASH resolution with no worsening of fibrosis as compared to 29% for placebo (p=0.0001), up to 57% of VK2809-treated patients achieving ≥1-stage improvement in fibrosis with no worsening of MASH/NASH as compared to 34% for placebo (p<0.05) and up to 48% of VK2809-treated patients achieving both resolution of MASH/NASH and a ≥1-stage improvement in fibrosis as compared to 20% for placebo (p=0.01). Adverse events, including GI-related adverse events were similar among VK2809-treated patients vs. placebo at week 52 and consistent with prior data reported at week 12.

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

In June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. This trial was a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the adrenomyeloneuropathy, or AMN, form of X-ALD. The study enrolled patients across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily.

The primary objectives of the study were to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary and objectives included an evaluation of the pharmacokinetics of VK0214 following 28 days of dosing in this population. An exploratory objective was to evaluate the effects of VK0214 on plasma levels of very long-chain fatty acids, or VLCFAs, in subjects with AMN. In October 2024, we announced results from the Phase 1b clinical trial, which showed VK0214 to be safe and well-tolerated following once-daily dosing over the 28-day study period. In addition, significant reductions were observed in plasma levels of VLCFAs and other lipids, as compared to placebo.

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

Research and Development Expenses

During the year ended December 31, 2023, we incurred $63.8 million in research and development expense primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the nine months ended September 30, 2024, we incurred $70.7 million to research and development expense primarily related to our efforts in continuing our Phase 1 SAD and MAD clinical trial of VK2735 for the treatment of various metabolic disorders, our efforts in preparing for the commencement of a Phase 3 clinical trial for subcutaneous VK2735 in obesity, our efforts in concluding the VK2809 Phase 2b VOYAGE clinical trial and our efforts related to concluding our Phase 1b clinical trial of VK0214 in patients with X-ALD. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•
employee- and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;
•
expenses incurred under agreements with investigative sites and CROs, which will conduct a substantial portion of our research and development activities, including studies in obesity, MASH/NASH and X-ALD, on our behalf;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Research and development expenses	$22,785	$18,379	$4,406	24.0%

The increase in research and development expenses during the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to manufacturing for our drug candidates, stock-based compensation, salaries and benefits and regulatory services, partially offset by decreased expenses related to preclinical studies and clinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
General and administrative expenses	$13,771	$8,886	$4,885	55.0%

The increase in general and administrative expenses during the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to stock-based compensation, legal and patent services, services provided by third-party consultants and insurance.

Other income (expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2024 and 2023 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Total other income, net	$11,616	$4,731	$6,885	145.5%

Other income (expense) recognized during the three months ended September 30, 2024 and 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Research and development expenses	$70,657	$43,304	$27,353	63.2%

The increase in research and development expenses during the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to manufacturing for our drug candidates, clinical studies, stock-based compensation, preclinical studies and salaries and benefits.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
General and administrative expenses	$34,026	$28,238	$5,788	20.5%

The increase in general and administrative expenses during the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to increased expenses related to stock-based compensation, salaries and benefits, services provided by third-party consultants and insurance, partially offset by decreased expenses related to legal and patent services.

Other income (expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2024 and 2023 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Total other income, net	$30,137	$10,252	$19,885	194.0%

Other income (expense) recognized during the nine months ended September 30, 2024 and 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $930.4 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2025, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus relating to the ATM Offering, dated July 26, 2023, that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through September 30, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of September 30, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(56,609)	$(55,736)
Cash used in investing activities	$(559,950)	$(214,819)
Cash provided by financing activities	$611,464	$271,188

Cash Used in Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities of $56.6 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, realized gain on investment, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued expenses and accrued interest, net of interest received on maturity of investments, partially offset by decreases in accounts payable, prepaid expenses and other assets and lease liability.

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

Cash Used in Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities of $560.0 million resulted primarily from the purchase of investments of $976.4 million, partially offset by the proceeds of maturities of investments of $416.5 million.

During the nine months ended September 30, 2023, cash used in investing activities of $214.8 million resulted primarily from the purchase of investments of $380.8 million, partially offset by the proceeds of maturities of investments of $166.0 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $611.5 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises and 2014 ESPP common stock issuance of $9.8 million and proceeds from the ATM Offering, net of fees, of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

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

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$50,347	$55,516
Short-term investments – available-for-sale	$880,093	$306,563
Total	$930,440	$362,079

Based on the above balances at September 30, 2024, if short-term interest rates increased or decreased by 10%, or 46 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $1.4 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. These legal proceedings arise at least in part from the misappropriation of our trade secrets.

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement (“CDA”) and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. We plan to continue to vigorously pursue, as necessary, all of our legal remedies in these litigations, including through any appeals processes that the Ascletis Defendants may initiate.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK2735, for which we continue to conduct an oral Phase 1 SAD/MAD clinical trial, and VK0214, for which we recently completed a Phase 1b clinical trial, as well as the diacylglycerol acyltransferase-1, or DGAT-1, erythropoietin receptor, or EPOR, and our dual amylin and calcitonin receptor agonist, or DACRA, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of September 30, 2024, we had an accumulated deficit of $452.5 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809 and in June 2024, we announced positive 52-week histologic data from the VOYAGE study. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. In October 2024, we reported positive data from our Phase 1b clinical trial of VK0214 in patients with X-ALD. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 or VK2809 or our Phase 1b clinical trial for VK2014 will be repeated for our other drug candidates or lead to other positive outcomes. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2024, we had cash, cash equivalents and investments totaling $930.4 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of September 30, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may have been reluctant or unable to visit clinical sites, or may have delayed seeking treatment for chronic conditions.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our drug candidates until we or our collaborators receive approval of a new drug application, or an NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. For example, the FDA has released draft guidance regarding clinical trials for drug candidates treating diabetes that may result in more stringent requirements for the clinical trials and regulatory approval of such drug candidates. This and any future guidance that may result from recent FDA advisory panel discussions on the topic of diabetes, non-alcoholic steatohepatitis, or MASH/NASH, and other metabolic indications, may make it more expensive to develop and commercialize such drug candidates for such indications. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new drug candidates for diabetes. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., AstraZeneca, BioAge Labs, Inc., Biophytis SA, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gubra, Hanmi Pharmaceutical Co., Ltd., Kailera Therapeutics Inc., Kallyope Inc., Metsera, Inc., Pfizer Inc., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Scholar Rock, Inc., Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Ventyx Biosciences, Inc., and Zealand Pharma A/S.

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of non-alcoholic steatohepatitis. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, efruxifermin (AKR-001) from Akero Therapeutics, Inc., firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc.., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., NorthSea Therapeutics BV, Poxel SA, Rivus Pharmaceuticals Inc., Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc., has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Neuraxpharm Group, Poxel SA, and Spur Therapeutics, Inc., which may be competitive with VK0214, if approved.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, MyMD Pharmaceuticals, Inc., and Pluri Inc. (formerly Pluristem Therapeutics Inc.). In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, amended and expanded the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas and others have adopted privacy laws, which took or will take effect from July 1, 2024 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2024, we had thirty-three full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, our current executive officer has agreed to provide us with at least 60 days’ advance notice of resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2024, we owned or co-owned 139 patent applications and 32 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of September 30, 2024, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, four U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned two additional U.S. patents, one PCT application, and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of September 30, 2024. For VK5211, as of September 30, 2024, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of September 30, 2024, for our GLP-1 program, we own one U.S. patent, additional patents in certain foreign jurisdictions, two PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletics Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination that the Ascletis Defendants misappropriated our trade secrets and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2024, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 32.7% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Greg Zante, Chief Financial Officer	July 29, 2024	Rule 10b5-1 trading arrangement	131,687	March 31, 2025(1)
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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: October 23, 2024	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 23, 2024	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)