Form 10-K
period 2024-12-31
Viking Therapeutics, Inc.
filed 2025-02-26
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2024 (the last trading day of the registrant’s second fiscal quarter of 2024), was $4,004,347,676. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2025 was 112,247,809.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Throughout this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Viking,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Viking Therapeutics, Inc. and its subsidiaries.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel, first-in-class or best-in-class therapies for metabolic and endocrine disorders.

In January 2022, we announced the initiation of a Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK2735, a novel dual agonist of the glucagon-like peptide 1, or GLP-1, and glucose-dependent insulinotropic polypeptide, or GIP, receptors. VK2735 is being developed in both oral and subcutaneous formulations for the potential treatment of various metabolic disorders such as obesity.

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

The Phase 2 VENTURE study was a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study enrolled adults who were obese (BMI >= 30 kg/m2) or adults who were overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study was the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. Based on written feedback received from the U.S. Food and Drug Administration, or the FDA, we expect to initiate Phase 3 clinical studies of the subcutaneous formulation of VK2735 in the first half of 2025.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which was an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, evaluated daily oral doses for 28 days. On March 26, 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%.

On January 8, 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735. We expect to complete this study and report initial results in the second half of 2025. VK2375 is being developed in both oral and subcutaneous formulations for the potential treatment of various metabolic disorders such as obesity.

We are also developing VK2809, which is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or NASH, or metabolic dysfunction-associated steatohepatitis, or MASH.

The VOYAGE study was a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH/MASH and fibrosis ranging from stages F1 to F3. The primary endpoint of the study evaluated the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, or MRI-PDFF, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives included evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo.

In June 2024, we announced positive 52-week histologic data from the VOYAGE study with up to 75% of patients treated with VK2809 achieving NASH/MASH resolution with no worsening of fibrosis as compared to 29% for placebo (p=0.0001), up to 57% of VK2809-treated patients achieving ≥1-stage improvement in fibrosis with no worsening of NASH/MASH as compared to 34% for placebo (p<0.05) and up to 48% of VK2809-treated patients achieving both resolution of NASH/MASH and a ≥1-stage improvement in fibrosis as compared to 20% for placebo (p=0.01). Adverse events, including GI-related adverse events, were similar among VK2809-treated patients vs. placebo at week 52 and consistent with prior data reported at week 12. VK2809 has been evaluated in eight completed clinical studies, which enrolled more than 400 subjects.

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

The primary objectives of the study were to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary objectives included an evaluation of the pharmacokinetics of VK0214 following 28 days of dosing in this population. An exploratory objective was to evaluate the effects of VK0214 on plasma levels of very long-chain fatty acids, or VLCFAs, in subjects with AMN. In October 2024, we announced results from the Phase 1b clinical trial, which showed VK0214 to be safe and well-tolerated following once-daily dosing over the 28-day study period. In addition, significant reductions were observed in plasma levels of VLCFAs and other lipids, as compared to placebo. Our intent is to pursue partnering or licensing opportunities for VK0214 prior to conducting additional clinical studies.

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

Our Development Pipeline

The following table highlights our current development pipeline:

Key: TRß, thyroid receptor beta; NASH/MASH; GLP-1, glucagon-like peptide 1, GIP, glucose-dependent insulinotropic polypeptide; X-ALD, X-linked adrenoleukodystrophy.

We also have a preclinical program focused on developing dual amylin and calcitonin receptor agonists, or DACRA, for the potential treatment of obesity.

VK2735

Activation of the GLP-1 receptor has been shown to decrease glucose, reduce appetite, lower body weight and improve insulin sensitivity in patients with type 2 diabetes, obesity, or both. More recently, research efforts have explored the potential co-activation of the GIP receptor as a means of enhancing the therapeutic benefits of GLP-1 receptor activation. VK2735 is a dual agonist of the GLP-1 and GIP receptors that we are developing for the potential treatment for various metabolic disorders. VK2375 is being developed in both subcutaneous and oral formulations for the potential treatment of various metabolic disorders such as obesity.

VK2735 Subcutaneous

Based upon the results of the Phase 2 VENTURE study and the previous Phase 1 subcutaneous study, we are currently preparing for the initiation of Phase 3 clinical studies for VK2735 subcutaneous in the first half of 2025.

Phase 2 Clinical Data for VK2735 Subcutaneous

In September 2023, we initiated the VENTURE study, a Phase 2 clinical trial of VK2735 in patients with obesity. The Phase 2 VENTURE study was a randomized, double-blind placebo-controlled study that evaluated the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study enrolled adults who were obese (BMI >= 30 kg/m2), or adults who were overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study was the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment and in February 2024 we reported that the Phase 2 VENTURE study successfully achieved its primary endpoint and all secondary endpoints, with patients receiving VK2735 demonstrating statistically significant reductions in body weight compared with placebo. Additionally, the study showed VK2735 treatment to be safe and well tolerated with the majority of treatment emergent adverse events, or TEAEs, being categorized as mild or moderate.

Body Weight Reductions

Patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. Statistically significant differences compared to both baseline and placebo were observed for all doses starting at week one and continuing throughout the 13-week treatment period. Reductions in body weight were progressive through the course of the study, with no plateau observed for weight loss at 13 weeks. All doses of VK2735 also demonstrated statistically significant differences relative to placebo on the key secondary endpoint assessing the proportion of patients demonstrating at least 10% weight loss. Up to 88% of patients in VK2735 treatment groups achieved ≥10% weight loss, compared with 4% for placebo.

Safety and Tolerability

VK2735 demonstrated encouraging safety and tolerability following 13 weeks of once-weekly dosing. Discontinuation rates in the VENTURE study were low and well-balanced among patients treated with VK2735 compared with placebo. A total of 23 patients (13%) discontinued treatment in the study, 5 (14%) in the placebo cohort and 18 (13%) among VK2735-treated cohorts.

Among patients receiving VK2735, the majority (92%) reported drug related TEAEs as mild or moderate in severity. The majority of TEAEs that were gastrointestinal, or GI, in nature (95%) were also reported as mild or moderate. Nausea was reported among patients receiving both VK2735 (43%) and placebo (20%). Among subjects receiving VK2735, the majority of reported nausea (68%) was characterized as mild (32% moderate, none severe). Vomiting was reported in 25/140 (18%) VK2735-treated patients compared with none reported among patients receiving placebo. GI-related adverse events were generally observed early in treatment, with decreasing frequency upon repeat dosing. Across the combined VENTURE study arms, the weekly rate of nausea did not exceed 5% at any point after the first week of treatment. One patient receiving VK2735 experienced an SAE of dehydration that was characterized as related to study drug.

Phase 1 Clinical Data for VK2735 Subcutaneous

In January 2022, we announced the initiation of a Phase 1 SAD and MAD clinical trial of VK2735. The Phase 1 trial was a randomized, double-blind, placebo-controlled SAD and MAD study in healthy adults. The SAD portion of the study evaluated VK2735 in healthy adults, while the MAD portion of the study enrolled healthy adults with a minimum body mass index of 30 kilograms per meter squared. The primary objectives of the study were to evaluate the safety and tolerability of single and multiple doses of VK2735 administered subcutaneously and identify suitable doses for further clinical development. The secondary objective was to evaluate the pharmacokinetics of VK2735 in healthy subjects. The SAD portion of the study evaluated escalating single doses of VK2735. In the MAD portion of the study subjects received VK2735 once weekly for 28 days.

In March 2023, we announced the completion of the Phase 1 trial and the related results from this Phase 1 study.

In the SAD portion of the study, VK2735 demonstrated promising safety and tolerability, as well as a predictable pharmacokinetic profile. Following single subcutaneous doses, VK2735 demonstrated a half-life of approximately 170 to 250 hours, a Tmax (time to reach maximum plasma concentration) ranging from approximately 75 to 90 hours, and excellent therapeutic exposures.

In the 28-day MAD portion of the study, VK2735 demonstrated encouraging tolerability and positive signs of clinical activity. All cohorts receiving VK2735 demonstrated reductions in mean body weight from baseline, ranging up to 7.8%. Cohorts receiving VK2735 also demonstrated reductions in mean body weight relative to placebo, ranging up to 6.0%. Statistically significant differences compared to placebo were maintained or improved at the day 43 follow-up time point, 21 days after the last dose of VK2735 was administered.

VK2735 demonstrated encouraging safety and tolerability following repeated dosing. The majority of observed adverse events (98%) were reported as mild or moderate. The majority of GI related adverse events (99%) were also reported as mild or moderate. One SAE was reported in a subject receiving VK2735. A subject with a history of cholelithiasis (gallstones) experienced an SAE of acute choledocholithiasis (gallstone obstruction). Nausea was reported among subjects receiving both VK2735 (58%) and placebo (50%). Among subjects receiving VK2735, the majority of reported nausea (89%) was characterized as mild (11% moderate). Vomiting was reported in 6/31 (19%) VK2735 treated subjects and 1/10 (10%) subjects receiving placebo. No subjects were discontinued for nausea, vomiting or GI adverse events. Despite robust activation of the incretin receptor pathways, no hypoglycemia was reported.

VK2735 Oral

Based upon the positive Phase 1 oral results from the 28-day MAD study summarized below, in January 2025, we announced initiation of a Phase 2 VENTURE-Oral Dosing Trial of VK2735 tablet formulation in patients with obesity. The Phase 2 VENTURE-Oral Dosing Trial is a randomized, double-blind, placebo-controlled multicenter study designed to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735 dosed as an oral tablet once daily for 13 weeks. The trial will enroll approximately 280 adults who are obese (BMI ≥30 kg/m2), or adults who are overweight (BMI ≥27 kg/m2) with at least one weight-related co-morbid condition. Patients will be evenly randomized to one of six dosing arms or placebo. The primary endpoint of the study is the percent change in body weight from baseline after 13 weeks of treatment. Secondary and exploratory endpoints will evaluate a range of additional safety and efficacy measures. We expect to complete this study and report initial results in the second half of 2025.

We previously reported positive results from the 28-day Phase 1 MAD clinical trial of the tablet formulation of VK2735 in healthy volunteers with a BMI ≥30. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to 8.2%. Cohorts receiving VK2735 also demonstrated reductions in mean body weight relative to placebo, ranging up to 6.8%. Persistent weight loss effects were observed at follow-up visits through day 57, ranging up to 8.3% from baseline, four weeks after the last dose of VK2735 was administered. An exploratory assessment of the proportion of subjects achieving at least 5% weight loss after 28 days demonstrated that up to 100% of VK2735-treated subjects achieved ≥5% weight loss, compared with 0% for placebo.

Oral VK2735 continued to demonstrate encouraging safety and tolerability following 28 days of once-daily dosing at doses up to and including 100 mg. The majority (99%) of TEAEs reported to date have been mild or moderate, with the majority (90%) reported as mild. Similarly, all observed GI adverse events have been reported as mild or moderate, with the majority (84%) reported as mild. Mild nausea was reported in 23 (32%) VK2735-treated subjects compared with 11% among placebo subjects. No moderate or severe nausea was reported. Vomiting was reported in three (4%) VK2735-treated subjects. Diarrhea was reported in five subjects (7%) receiving VK2735 compared with four subjects (21%) receiving placebo.

An exploratory cohort of subjects was also evaluated to assess changes to dose regimen. Subjects in this cohort were titrated to 80 mg daily doses and subsequently transitioned to a lower exposure regimen (80 mg QoD) from Day 15 – 28. Despite reduction in VK2735 exposure, significant reductions in body weight were observed, with subjects reporting mean body weight change of -4.0% from baseline at Day 28 (p<0.0001). Weight loss trajectory from Day 15 to Day 28 in this cohort was similar to that observed in the cohort of subjects receiving 80 mg daily doses and may suggest the potential for lower dose maintenance regimens.

Novel Selective TRß Agonists for Metabolic Disorders and Adrenoleukodystrophy

Summary Overview

VK2809 and VK0214 are novel, orally available, selective TRß agonists in development for metabolic disorders and X-ALD. Thyroid hormone receptors are found in various tissues throughout the body. TRß is the major receptor isoform expressed in the liver and thyroid hormone receptor alpha, or TR is the major isoform expressed in the heart. The unique properties of our TRß agonists are designed to reduce or eliminate the deleterious effects of extra-hepatic thyroid receptor activation. In particular, high tissue and TRß selectivity may lead to reduced activity at the TR receptor, which can be associated with increased respiration and cardiac tissue hypertrophy. Selective activation of the TRß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, including increasing the expression of low-density lipoprotein receptors and increasing mitochondrial fatty acid oxidation. These characteristics in turn lead to reductions of low-density lipoprotein cholesterol, or LDL-C, plasma and liver triglycerides. In addition, our chemical structures are not substrates for certain transporters involved in the uptake of thyroid hormone. Various animal models have shown that our molecules, as a result of their unique profiles, may have reduced cardiovascular effects versus thyroid hormone and other thyromimetics. As a result of these characteristics, we believe our selective TRß agonists are capable of eliciting a unique lipid lowering profile without eliciting unwanted effects on the heart and thyroid hormone axis.

VK2809 in NASH/MASH

In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed NASH/MASH.

The VOYAGE study was a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH/MASH and fibrosis ranging from stages F1 to F3. The study targeted enrollment of approximately 340 patients across five treatment arms. The primary endpoint of the study evaluated the relative change in liver fat content, as assessed by MRI-PDFF, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives included evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that patients receiving VK2809 demonstrated statistically significant reductions in liver fat at week 12, which was the primary endpoint in VOYAGE. Importantly, patients receiving VK2809 continued to demonstrate statistically significant reductions in liver fat content at week 52, with the mean relative change from baseline ranging from 37% to 55%. The response rate in this study, defined as the proportion of patients experiencing reduction in liver fat ≥30%, ranged from 64% to 88%, with all treatment arms demonstrating statistically significant improvement compared to placebo.

In June 2024, we announced positive 52-week histologic data from the VOYAGE study. On the secondary endpoint of NASH/MASH resolution with no worsening of fibrosis, VK2809-treated patients demonstrated NASH/MASH resolution ranging from 63% to 75%, compared with 29% for placebo (p<0.05 for each VK2809 treatment group). Across the combined VK2809 treatment groups, 69% achieved NASH/MASH resolution (p<0.0001 vs. placebo). Resolution of NASH/MASH was defined as a non-alcoholic fatty liver disease activity score, or NAS, of 0 or 1 for inflammation and 0 for ballooning.

On the secondary endpoint evaluating improvement in fibrosis with no worsening of NASH/MASH, VK2809-treated patients demonstrated improvement in fibrosis ranging from 44% to 57%, compared with 34% for placebo (p<0.05 for the 5 mg and 10 mg QOD cohorts). Across the combined VK2809 treatment groups, 51% achieved improvement in fibrosis with no worsening of NASH/MASH (p=0.03 vs. placebo). Improvement in fibrosis without worsening of NASH/MASH was defined as a ≥1-stage improvement in fibrosis and no increase in NAS for ballooning, inflammation, or steatosis.

On the secondary endpoint evaluating the proportion of patients experiencing both resolution of NASH/MASH and improvement in fibrosis, VK2809-treated patients demonstrated improvement ranging from 40% to 50%, compared with 20% for placebo (p<0.05 for the 5 mg and 10 mg QOD cohorts). Across the combined VK2809 treatment groups, 44% achieved this endpoint (p=0.003 vs. placebo). Resolution of NASH/MASH and improvement in fibrosis were defined as described above.

Study results were consistent under various sensitivity analyses. A more conservative sensitivity analysis, which categorized subjects with missing data as non-responders, produced similar statistical outcomes. These analyses demonstrate the robustness of the efficacy signal observed in this study.

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

VK2809 Summary Characteristics

VK2809 has been evaluated in two Phase 2 clinical trials and seven Phase 1 clinical trials. Based on these clinical and additional preclinical data, we believe VK2809 has the following important characteristics that may benefit patients with metabolic or lipid disorders:

•
Broader efficacy: Phase 2 and Phase 1 data suggest VK2809 could reduce liver fat, plasma LDL-C, triglyceride and atherogenic protein levels by greater amounts than existing oral therapies. Such broad and potent lipid lowering-activity may be particularly desirable for NASH/MASH patients with hypercholesterolemia or dyslipidemia, or among patients with risk factors such as chronic kidney disease.
•
Encouraging safety profile: VK2809 has demonstrated encouraging safety to date in over 400 subjects from completed studies. No drug related serious adverse events were observed. In addition, no cardiovascular abnormalities were reported, in-line with the expected high tissue and receptor selectivity for VK2809.
•
Encouraging tolerability: VK2809 has been well-tolerated at and above doses that we are currently administrating and plan to administer in future clinical trials.
•
Novel mechanism of action: Based on its selective thyroid receptor targeting mechanism of action, we believe VK2809 has the potential to lower plasma and liver lipid levels in a manner complementary to existing agents such as statins. In particular, based upon the Phase 2 trial results, we believe the unique liver-targeting properties of VK2809 impart a robust lipid lowering effect within hepatic tissue, with potential therapeutic applications in fatty liver diseases such as NASH/MASH.
•
Combinability: VK2809’s novel mechanism of action is expected to allow combinability with many existing therapies, leading to enhanced efficacy and potentially delaying transition to subsequent therapies.
•
Once-daily oral dosing: Clinical data suggest that VK2809 has the potential to lower plasma lipid levels in NASH/MASH or hypercholesterolemia patients as a once-daily oral therapy.

Phase 1 Clinical Data for VK2809

VK2809 has also been evaluated in seven Phase 1 clinical trials. The initial Phase 1 safety, tolerability and pharmacokinetic study of VK2809 was conducted in 2006. This was followed by a 14-day Phase 1b clinical trial in 56 patients with mild hypercholesterolemia, defined as baseline plasma LDL-C of at least 100 mg/dL. This study was initiated in 2007 and completed in 2008. VK2809 was shown to be safe and well-tolerated across doses ranging from 0.25 mg to 40 mg per day. There were no serious adverse events, and the frequency of adverse events in VK2809-treated patients was similar to placebo-treated patients. The clinical trial results also showed dose-related reductions in fasting LDL-C and fasting triglyceride levels at day 14. Significant placebo-adjusted LDL-C reductions from baseline were observed at doses of 5 mg and above and ranged from approximately 15%-41%, while placebo-adjusted triglyceride levels were reduced by more than 30% at doses of 2.5 mg and above. In addition, statistically significant reductions of lipoprotein a, or Lp(a), and apolipoprotein, or Apo(B), which are believed to be positively associated with a patient’s risk of developing cardiovascular disease, were observed in certain cohorts. In addition, VK2809 was evaluated in five additional Phase 1 trials, evaluating the pharmacokinetics, pharmacodynamics, potential drug-drug interaction of VK2809 when co-administered with a statin, alternative dosing regimens and hepatic impairment, respectively.

VK0214 in X-linked Adrenoleukodystrophy (X-ALD)

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

Based upon the positive results from the VK0214 Phase 1 SAD and MAD study, in June 2021, we initiated a Phase 1b clinical trial of VK0214 in patients with X-ALD. The Phase 1b trial was a multi-center, randomized, double-blind, placebo-controlled study in adult male patients with the AMN form of X-ALD. The study enrolled patients across three cohorts: placebo, VK0214 20 mg daily, and VK0214 40 mg daily. The primary objectives were to evaluate the safety and tolerability of VK0214 in subjects with AMN, when administered once-daily over a 28-day dosing period. Secondary objectives included an evaluation of the pharmacokinetics of VK0214 following 28 days of dosing in this population. An exploratory objective was to evaluate the effects of VK0214 on plasma levels of VLCFAs in subjects with AMN.

In October 2024, we announced the results from this study, noting that VK0214 was shown to be safe and well-tolerated following once-daily dosing over the 28-day study period. In addition, significant reductions were observed in plasma levels of VLCFAs and other lipids, as compared to placebo.

Highlights from the study results include:

Reductions in VLCFAs

In addition to safety and tolerability, the study included an exploratory assessment of changes in plasma levels of VLCFAs after 28 days of dosing. VLCFAs are considered biomarkers of disease in patients with X-ALD. Treatment with VK0214 resulted in significant reductions in mean VLCFA levels at both doses evaluated, 20 mg/day and 40 mg/day, compared to placebo. Importantly, cohorts receiving VK0214 demonstrated reductions in mean plasma levels of the 26 carbon lysophosphatidyl choline (C26:0-LPC) derivative, a key diagnostic marker.

Reductions in Plasma Lipids

In addition to VLCFA changes, subjects who received VK0214 demonstrated reductions in other plasma lipids. Mean reductions relative to baseline and placebo were observed for LDL-C, apolipoprotein B, or ApoB, and lipoprotein (a), or Lp(a), following 28 days of treatment.

Safety and Tolerability

VK0214 demonstrated encouraging safety and tolerability following 28 days of once-daily dosing. Treatment emergent adverse events were reported as mild to moderate; one subject in the placebo cohort experienced a wrist fracture that was characterized as a severe adverse event. GI adverse events were slightly higher among placebo subjects (33%) compared with VK0214-treated subjects (11%). Our intent is to pursue partnering or licensing opportunities for VK0214 prior to conducting additional clinical studies.

Phase 1 SAD and MAD clinical trial of VK0214

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

In June 2021, we announced the results of the study. VK0214 was shown to be safe and well-tolerated at all doses evaluated in this study. No serious adverse events were reported, and no treatment or dose-related trends were observed for vital signs, GI effects, cardiovascular measures or physical examinations. VK0214 demonstrated dose-dependent exposures, no evidence of accumulation following multiple doses, and a half-life consistent with anticipated once-daily dosing regimens. While the study’s primary objective was to evaluate safety and tolerability, laboratory assessments included a lipid panel to determine potential pharmacodynamic effects following exposure to VK0214. The results showed that subjects who received VK0214 experienced reductions in low-density lipoprotein cholesterol, or LDL-C, triglycerides and apolipoprotein B following 14 days of treatment at all VK0214 doses. Many of the observed lipid reductions achieved statistical significance, though the study was not powered to demonstrate statistical significance on laboratory assessments.

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

Pipeline Program Targeting Metabolic Disease with Large Unmet Medical Need

Dual Amylin and Calcitonin Receptor Agonist (DACRA) Program

We have a preclinical program focused on developing dual amylin and calcitonin receptor agonists, or DACRA, for the potential treatment of obesity. Amylin has important effects on glucose management, glucagon production, gastric emptying time and satiety. Amylin analogs have been shown to significantly reduce body weight and dosage of insulin. Dual amylin and calcitonin receptor agonists are the most potent amylin receptor agonists. Cagrilintide is a dual amylin/calcitonin receptor agonist that is currently in clinical development. Preclinical studies to date have demonstrated potent activity of a series of novel, internally developed, amylin and calcitonin dual agonists. The results of these preclinical studies provide the rationale for Viking's continued advancement of its internal dual amylin and calcitonin receptor agonist development program.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., Ascletis Pharma Inc., AstraZeneca, BioAge Labs, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gubra, Hanmi Pharmaceutical Co., Ltd., Kailera Therapeutics, Kallyope Inc., Metsera, NeuroBo, NodThera, Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of NASH/MASH. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 and ION839 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc., Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. HSC therapy has been used to treat the most severe form of X-ALD, CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc., has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Neuraxpharm Group, Poxel SA, and Spur Therapeutics, Inc. (formerly SwanBio Therapeutics Inc.), which may be competitive with VK0214, if approved.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735, VK2809, VK0214 and VK5211 programs and dual amylin and calcitonin receptor agonist programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand.

Master License Agreement with Ligand

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

Under amendments to the FDCA, sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, are required to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.

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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment (currently exceeding $4.3 million for fiscal year 2025) unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, the first NDA or Biologics License Application, or BLA, applicant to receive orphan drug designation for a particular drug is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States, except in limited circumstances. Orphan drug exclusivity does not generally prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within the relevant orphan drug designation. This decision created uncertainty in the application of the orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, FDA decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

In the U.S., once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific, approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In order to distribute products commercially, manufacturers must also comply with federal and state laws relating to drug supply chain traceability, including registration of manufacturers and wholesale distributors of drug products in certain states. Federal laws require the implementation of systems to provide, capture, and maintain information about transactions involving drug products distributed within the United States and the trading partners who engaged in such transactions.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain through non-government payors. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payors.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The American Recovery and Reinvestment Act of 2009 provided funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidate, if any such product or the condition that it is intended to treat is the subject of a clinical trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our drug candidate. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

As noted above, in the U.S., we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices or our future relationships with medical professionals might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties effective as of January 15, 2025 of between $14,308 and $28,619 for each separate false claim (each of which is subject to adjustment for inflation), the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals in the previous calendar year. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2024, is as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	81	39	U.S., Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, Russia, New Zealand, South Africa, Europe and PCT	2025-2043
VK5211 (SARM)	13	21	U.S., Australia, Europe, Chile, Brazil, Canada, China, India, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan and Venezuela	2025-2040
Other SARM	0	4	U.S., Japan, Korea, and Israel	2026
DGAT-1 Inhibitors	0	4	U.S. and Hong Kong	2030
EPOR Inhibitors	0	11	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030
GLP-1 agonists	59	4	U.S., Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico,	2042-2044

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
New Zealand, Philippines, Russia, Saudi Arabia, South Africa, Taiwan and PCT

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website, www.vikingtherapeutics.com, as soon as reasonably practicable after electronically filing such reports with the SEC. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K. The SEC also maintains a website that contains our filings with the SEC. The address of the website is www.sec.gov.

Employees & Human Capital

As of December 31, 2024, we had thirty-six full-time employees, eight of whom hold a Ph.D. or M.D. degree. Our employees are engaged in research and development, business development or finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, VK2735 oral, VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, for which we recently completed a Phase 1b clinical trial, as well as the dual amylin and calcitonin receptor agonist, or DACRA, diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2024, we had an accumulated deficit of $487.9 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Our business is substantially dependent upon technology licensed from Ligand. Pursuant to the Master License Agreement, we have been granted exclusive worldwide rights to VK2809, VK0214, VK5211, VK0612 and preclinical programs for metabolic disorders and anemia. Selective androgen receptor modulators, such as the one used in our VK5211 program, are key compounds used by us in the development and commercialization of our drug candidates. Most of the intellectual property related to our drug candidates is currently owned by Ligand, and we have the rights to use such intellectual property pursuant to the Master License Agreement. Therefore, our ability to develop and commercialize certain of our drug candidates depends entirely on the effectiveness and continuation of the Master License Agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DACRA, DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DACRA, DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current drug candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity, and we plan to advance the subcutaneous formulation of VK2735 into Phase 3 development. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809 and in June 2024, we announced positive 52-week histologic data from the VOYAGE study. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. In October 2024, we reported positive data from our Phase 1b clinical trial of VK0214 in patients with X-ALD. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 subcutaneous or VK2809 or our Phase 1b clinical trial for VK2014 will be repeated for our other drug candidates or lead to other positive outcomes, including any Phase 3 trials. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2024, we had cash, cash equivalents and investments totaling $902.6 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of December 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

On March 4, 2024, we completed an underwritten public offering of our common stock, or the March 2024 Offering, pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, we sold an aggregate of 7,441,650 shares of our common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Of the shares sold, 2,193,251 were issued out of our treasury shares. Upon the closing of the March 2024 Offering, we received net proceeds of $597.1 million, after deducting underwriting discounts, commissions and other offering expenses.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our drug candidates until we or our collaborators receive approval of a new drug application, or an NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. For example, the FDA has released draft guidance regarding clinical trials for drug candidates treating diabetes that may result in more stringent requirements for the clinical trials and regulatory approval of such drug candidates. This and any future guidance that may result from recent FDA advisory panel discussions on the topic of diabetes, non-alcoholic steatohepatitis, or NASH/MASH, and other metabolic indications, may make it more expensive to develop and commercialize such drug candidates for such indications. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new drug candidates for diabetes. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, and survodutide (BI 456906) from Boehringer Ingelheim International GmbH. In addition, we are aware of active programs at Altimmune, Inc., Amgen Inc., Ascletis Pharma Inc., AstraZeneca, BioAge Labs, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gubra, Hanmi Pharmaceutical Co., Ltd., Kailera Therapeutics, Kallyope Inc., Metsera, NeuroBo, NodThera, Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of NASH/MASH. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION224 and ION839 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., ALN-HSD from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Boston Pharmaceuticals Inc., Can-Fite BioPharma Ltd., ChemomAb Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. Hematopoietic stem cell therapy has been used to treat the most severe form of X-ALD, cerebral adrenoleukodystrophy, or CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc., has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Neuraxpharm Group, Poxel SA, and Spur Therapeutics, Inc. (formerly SwanBio Therapeutics Inc.), which may be competitive with VK0214, if approved.

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, and Helsinn Group. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

Additionally, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within the relevant orphan drug designation. This decision created uncertainty in the application of the orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, FDA decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in our clinical trials, and we lack the current resources and the capability to manufacture any of our drug candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our drug candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our drug candidates for our clinical trials, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such clinical trial, any significant delay or discontinuity in the supply of a drug candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug candidates, which could harm our business, financial condition and results of operations.

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

In addition, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, which includes the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant. To improve coordination among EU supervisory authorities, the European Commission has proposed a new regulation that would help to streamline enforcement of the GDPR in cross-border cases. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework, or DPF. The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to DPF. However, it remains too soon to tell how the future of DPF will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal data between the EU and the UK (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. A bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which will be introduced into Parliament at the King’s Speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving and the Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. At the federal level, for example, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which establishes privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Additionally, new laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, amended and expanded the CCPA, and also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023 while laws in Oregon, Montana and Texas went into effect in 2024. Additionally, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New

Jersey, Rhode Island, and Tennessee have adopted privacy laws, which took or will take effect from January 1, 2025 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal data could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2024, we had thirty-six full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including environmental, social and governance matters, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning corporate responsibility and sustainability matters, including with regarding environmental, social and governance factors. Some investors and investor groups may use these factors—either positively or negatively—to guide their investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations. Currently, a number of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and some major institutional investors have publicly emphasized the importance of these measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, diversity, equity and inclusion and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on these matters, if we are, for example, perceived as lagging in taking steps with respect to these initiatives, certain investors may seek to engage with us on improving our corporate responsibility and sustainability disclosures or performance. They may also make voting decisions or take other actions to hold us and our board of directors accountable.

In addition, there are rapidly evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.

We may also face reputational damage if we are unable to achieve an acceptable rating from third-party rating services. A low rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competitors instead. Ongoing focus on corporate responsibility and sustainability matters by investors and other stakeholders as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition, or results of operations, including the sustainability of our business over time, and could cause the market value of our common stock to decline.

Further, our emphasis on sustainability issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We may in the future make business decisions consistent with our sustainability goals that we believe, based on considered analysis, will create value and improve our financial performance over the long-term. These decisions, however, may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition and results of operations could be harmed.

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

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. There can be no assurances that deterioration in the credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Relating to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2024, we owned or co-owned 144 patent applications and 35 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of December 31, 2024, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, four U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned two additional U.S. patents, one PCT application, and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of December 31, 2024. For VK5211, as of December 31, 2024, we in-licensed ten patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of December 31, 2024, for our GLP-1 program, we own one U.S. patent, additional patents in certain foreign jurisdictions, two PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2024, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2024, our executive officers, directors and 5% or greater stockholders beneficially owned 28.3% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Commencing with the fiscal year ended December 31, 2023, in addition to our management’s report on the effectiveness of our internal controls over financial reporting, our independent registered public accounting firm became required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. In addition, commencing with the fiscal year 2024, our management became required to report, on a quarterly basis, on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As a public company and particularly since becoming a “large accelerated filer” as of December 31, 2023, we have incurred and expect to continue to incur additional significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. We have a small management team that, along with other personnel, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

At December 31, 2024, we had approximately $157.8 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $140.0 million of which can be carried forward indefinitely. We have $109.6 million of state net operating loss carryforwards that will begin to expire in 2034.

Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In the event of an “ownership change,” Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change net operating losses of the loss corporation experiencing the ownership change. An “ownership change” is defined by Section 382 as a cumulative change in ownership of our company of more than 50% within a three-year period. Additionally, we have determined that our underwritten public offering of common stock completed in February 2018 resulted in an “ownership change” of us. However, as of December 31, 2024, there is no limitation on the federal and state net operating losses. In addition, current or future changes in our stock ownership may trigger an “ownership change,” some of which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards to offset federal taxable income, if any, will likely be limited by Section 382, which could potentially result in increased future tax liability to us.

Changes in tax laws could adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Trump administration has proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the Repurchase Program.

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

Item 2. Properties.

Our facilities consist of office space in San Diego, California. We lease approximately 7,940 square feet of space and sublease approximately 6,307 square feet of space for our headquarters in San Diego, California under agreements that expire on July 31, 2027 and March 31, 2026, respectively. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. We plan to continue to vigorously pursue, as necessary, all of our legal remedies in these litigations, including through any appeals processes that the Ascletis Defendants may initiate, but there is no guarantee that we will be successful in these efforts.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Capital Market on April 28, 2015 and trades under the symbol “VKTX”. Prior to April 28, 2015, there was no public market for our common stock.

Holders of Record

As of December 31, 2024, there were approximately eight stockholders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares total stockholder returns for our common stock from December 31, 2019 through December 31, 2024 against the NASDAQ Composite Index and NASDAQ Biotechnology Index, each of which we believe is a comparable index consisting of companies with similar industry classifications, and which we plan to use in our future performance graphs. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among Viking Therapeutics, Inc., the NASDAQ Composite and the NASDAQ Biotechnology Index

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

In January 2022, we announced the initiation of a Phase 1 single ascending dose, or SAD, and multiple ascending dose, or MAD, clinical trial of VK2735, a novel dual agonist of the glucagon-like peptide 1, or GLP-1, and glucose-dependent insulinotropic polypeptide, or GIP, receptors. VK2375 is being developed in both oral and subcutaneous formulations for the potential treatment of various metabolic disorders such as obesity.

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

The Phase 2 VENTURE study was a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study enrolled adults who were obese (BMI >= 30 kg/m2) or adults who were overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study was the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. Based on written feedback received from the U.S. Food and Drug Administration, or the FDA, we expect to initiate Phase 3 clinical studies of the subcutaneous formulation of VK2735 in the first half of 2025.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which was an extension of our recently completed Phase 1 evaluation of subcutaneously administered VK2735, evaluated daily oral doses for 28 days. On March 26, 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%.

On January 8, 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, our dual agonist of the GLP-1 and GIP receptors. We expect to complete this study and report initial results in the second half of 2025.

We are also developing VK2809, which is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or NASH/MASH.

The VOYAGE study was a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH/MASH and fibrosis ranging from stages F1 to F3. The primary endpoint of the study evaluated the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction, or MRI-PDFF, from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives included evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

In January 2023, we announced completion of patient enrollment in the VOYAGE study and in May 2023 we reported that the VOYAGE study successfully achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared to placebo.

In June 2024, we announced positive 52-week histologic data from the VOYAGE study with up to 75% of patients treated with VK2809 achieving NASH/MASH resolution with no worsening of fibrosis as compared to 29% for placebo (p=0.0001), up to 57% of VK2809-treated patients achieving ≥1-stage improvement in fibrosis with no worsening of NASH/MASH as compared to 34% for placebo (p<0.05) and up to 48% of VK2809-treated patients achieving both resolution of NASH/MASH and a ≥1-stage improvement in fibrosis as compared to 20% for placebo (p=0.01). Adverse events, including GI-related adverse events were similar among VK2809-treated patients vs. placebo at week 52 and consistent with prior data reported at week 12. VK2809 has been evaluated in eight completed clinical studies, which enrolled more than 400 subjects.

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

The primary objectives of the study were to evaluate the safety and tolerability of VK0214 administered once-daily over a 28-day dosing period. Secondary objectives included an evaluation of the pharmacokinetics of VK0214 following 28 days of dosing in this population. An exploratory objective was to evaluate the effects of VK0214 on plasma levels of very long-chain fatty acids, or VLCFAs, in subjects with AMN. In October 2024, we announced results from the Phase 1b clinical trial, which showed VK0214 to be safe and well-tolerated following once-daily dosing over the 28-day study period. In addition, significant reductions were observed in plasma levels of VLCFAs and other lipids, as compared to placebo. Our intent is to pursue partnering or licensing opportunities for VK0214 prior to conducting additional clinical studies.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 oral, VK2809, VK0214, VK5211 and dual amylin and calcitonin receptor agonist programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Master License Agreement with Ligand” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2024, we incurred $101.6 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the year ended December 31, 2023, we incurred $63.8 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•
employee and consultant-related expenses, which will include salaries, benefits and stock-based compensation, and certain consultant fees and travel expenses;
•
expenses incurred under agreements with investigative sites and CROs, which will conduct a substantial portion of our research and development activities, including studies in NASH/MASH, on our behalf;
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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2735 subcutaneous, VK2735 oral, VK2809 and VK0214 programs and seek to advance our additional programs.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2024	2023
Research and development expenses	$101,644	$63,806	$37,838	59.3%

The increase in research and development expenses during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to increased expenses related to manufacturing for our drug candidates, stock-based compensation and salaries and benefits, partially offset by a decrease in expenses related to clinical studies and preclincal studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2024	2023
General and administrative expenses	$49,277	$37,021	$12,256	33.1%

The increase in general and administrative expenses during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to increased expenses related to stock-based compensation, salaries and benefits, professional fees, insurance and services provided by third-party consultants, partially offset by decreased legal and patent services.

Other Income, net

The following table summarizes our other income, net for the years ended December 31, 2024 and 2023 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2024	2023
Other income, net	$40,958	$14,932	$26,026	174.3%

Other income, net recognized during the years ended December 31, 2024 and 2023 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Years Ended December 31, 2023 and 2022

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2023 and 2022” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 7, 2024.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $902.6 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2026, which is more than one year after the date our December 31, 2024 financial statements were issued.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2735 subcutaneous, VK2735 oral, VK2809, VK0214 and VK5211, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

On March 17, 2020, our board of directors authorized a stock repurchase program, or the Prior Repurchase Program, whereby we could purchase up to $50.0 million in shares of our common stock and outstanding warrants to purchase our common stock, over a period of up to two years. The Prior Repurchase Program was carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. Through March 17, 2022, the termination date of the Prior Repurchase Program, we repurchased an aggregate of 1,464,217 shares of our common stock under the

Prior Repurchase Program. These shares repurchased by us under the Prior Repurchase Program were held in treasury and reissued by us as part of the March 2024 Offering (as defined below).

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through December 31, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

In February 2025, subsequent to the fiscal year end, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years. See “Stock Repurchase Program” under Part II, Item 9B of this Annual Report on Form 10-K for additional information.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2024	2023	2022
Net cash used in operating activities	$(87,790)	$(73,376)	$(48,397)
Net cash (used in) provided by investing activities	$(553,366)	$(179,086)	$54,753
Net cash provided by financing activities	$612,464	$271,376	$4,163

Net Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities of $87.8 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, realized gain on investment, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued expenses, accounts payable and accrued interest, net of interest received on maturity of investments, partially offset by decreases in prepaid expenses and other assets and lease liability.

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

Net Cash Provided by Investing Activities

During the year ended December 31, 2024, net cash used in investing activities of $553.4 million resulted from the purchase of investments of $1.1 billion, offset by the proceeds of maturities of investments of $560.0 million.

During the year ended December 31, 2023, net cash used in investing activities of $179.1 million resulted from the purchase of investments of $478.3 million, offset by the proceeds of maturities of investments of $299.2 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $612.5 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises and 2014 Employee Stock Purchase Plan common stock issuance of $10.8 million and proceeds from the ATM Offering, net of fees, of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

During the year ended December 31, 2023, net cash provided by financing activities was $271.4 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $269.8 million in the April 2023 Offering, proceeds from certain option exercises of $6.8 million and proceeds from the ATM Offering, net of fees, of $2.0 million, partially offset by value of shares withheld to cover taxes of $7.1 million.

Future Funding Requirements

As of December 31, 2024, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

While we are exposed to global interest rate fluctuations, our investment portfolio is most affected by fluctuations in U.S. interest rates, which affect the interest earned on our cash, cash equivalents and marketable securities. Interest income generated from our cash, cash equivalents, and short-term investments – available-for-sale will vary with the general level of interest rates. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve in 2024 and 2023 would increase or decrease our interest rate yields on our investments by approximately $0.9 million and $0.3 million, respectively.

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$26,676	$55,516
Short-term investments – available-for-sale	$875,936	$306,563
Total	$902,612	$362,079

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting.

Our independent registered public accounting firm, Marcum LLP, issued an attestation report on our internal control over financial reporting, as noted below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of Viking Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Viking Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and December 31, 2023, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP

Costa Mesa, California

February 26, 2025

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common stock to be Sold Pursuant to Trading Arrangement	Duration
Lawson Macartney, Director	December 24, 2024	Rule 10b5-1 trading arrangement	38,000	September 30, 2025(1)
(1)
The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Stock Repurchase Program

In February 2025, our board of directors authorized a stock repurchase program, or the Repurchase Program, effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2025 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2024, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2024, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2024, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2024, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2024, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Description of Registrant’s Securities.	10-K	2/1/2023	4.2

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	2024 Equity Incentive Plan.	S-8	5/22/2024	4.2

10.4#	Form of Stock Option Award Agreement (2024 Equity Incentive Plan).	S-8	5/22/2024	4.3

10.5#	Form of Restricted Stock Unit Award Agreement (2024 Equity Incentive Plan).	S-8	5/22/2024	4.4

10.6#	Form of Restricted Stock Award Agreement (2024 Equity Incentive Plan).	S-8	5/22/2024	4.5

10.7#	2024 Employee Stock Purchase Plan.	S-8	5/22/2024	4.6

10.8#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.9#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.10#*	Employment Agreement, effective as of May 21, 2025, by and between Viking Therapeutics, Inc. and Marianne Mancini.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.11#*	Employment Agreement, effective as of May 21, 2025, by and between Viking Therapeutics, Inc. and Greg Zante.

10.12#*	Non-Employee Director Compensation Policy.

10.13†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	10-Q	7/24/2024	10.1

10.14†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	10-Q	7/24/2024	10.2

10.15†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	10-Q	7/24/2024	10.3

10.16#†*	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.

10.17#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.18	At-The-Market Equity Offering Sales Agreement, dated as of July 28, 2021, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated Truist Securities, Inc. and H.C. Wainwright & Co., LLC.	S-3	7/28/2021	1.2

10.19	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated as of July 26, 2023, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co., LLC and BTIG, LLC.	10-Q	7/26/2023	10.1

19*	Insider Trading Policy

21.1*	List of Subsidiaries of Viking Therapeutics, Inc.

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Viking Therapeutics, Inc. Clawback Policy	10-K	2/7/2024	97

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the period from December 31, 2022 to December 31, 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

# Indicates compensatory plan or arrangement.

† Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viking Therapeutics, Inc.

Date: February 26, 2025	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Brian Lian, Ph.D.

/s/ Greg Zante	Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2025
Greg Zante

/s/ Lawson Macartney, B.V.M.S., Ph.D.	Director	February 26, 2025
Lawson Macartney, B.V.M.S., Ph.D.

/s/ Matthew W. Foehr	Director	February 26, 2025
Matthew W. Foehr

/s/ Sarah Kathryn Rouan	Director	February 26, 2025
Sarah Kathryn Rouan

/s/ Charles A. Rowland Jr.	Director	February 26, 2025
Charles A. Rowland Jr.

/s/ J. Matthew Singleton	Director	February 26, 2025
J. Matthew Singleton

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023 the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Marcum LLP

Costa Mesa, California

February 26, 2025

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$26,676	$55,516
Short-term investments – available-for-sale	875,936	306,563
Prepaid clinical trial and preclinical study costs	3,476	2,624
Prepaid expenses and other current assets	1,128	2,522
Total current assets	907,216	367,225
Right-of-use assets	1,003	1,126
Deferred financing costs	56	106
Deposits	46	33
Total assets	$908,321	$368,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,813	$7,512
Other accrued liabilities	17,111	11,299
Lease liability, current	489	324
Total current liabilities	27,413	19,135
Lease liability, net of current portion	630	936
Total long-term liabilities	630	936
Total liabilities	28,043	20,071
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2024 and 2023; 111,573,519 shares issued and outstanding at December 31, 2024 and 100,113,770 shares issued and outstanding at December 31, 2023	1	1
Treasury stock at cost, no shares at December 31, 2024 and 2,193,251 shares at December 31, 2023	—	(6,795)
Additional paid-in capital	1,368,972	733,546
Accumulated deficit	(487,907)	(377,944)
Accumulated other comprehensive loss	(788)	(389)
Total stockholders’ equity	880,278	348,419
Total liabilities and stockholders’ equity	$908,321	$368,490

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$—	$—	$—
Operating expenses:
Research and development	101,644	63,806	54,234
General and administrative	49,277	37,021	16,121
Total operating expenses	150,921	100,827	70,355
Loss from operations	(150,921)	(100,827)	(70,355)
Other income (expense):
Amortization of financing costs	(94)	(88)	(59)
Interest income, net	40,940	15,020	1,589
Realized gain (loss) on investments, net	112	—	(42)
Total other income, net	40,958	14,932	1,488
Net loss	(109,963)	(85,895)	(68,867)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on securities	(173)	742	(295)
Foreign currency translation loss	(226)	(29)	(258)
Comprehensive loss	$(110,362)	$(85,182)	$(69,420)
Basic and diluted net loss per share	$(1.01)	$(0.91)	$(0.90)
Weighted-average shares used to compute basic and diluted net loss per share	109,037	94,347	76,834

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2021	78,248,401	$1	$425,614	$(223,182)	$(549)	$—	$201,884
Employee stock-based compensation, net	—	—	8,673	—	—	—	8,673
Shares withheld related to employee tax withholding	(215,498)	—	(1,533)	—	—	—	(1,533)
Issuance of common stock under employee stock plans	521,319	—	215	—	—	—	215
Issuance of common stock from warrant exercises	487,087	—	633	—	—	—	633
Repurchase of common stock	(2,193,251)	—	—	—	—	(6,795)	(6,795)
Sale of common stock, net of issuance costs	1,409,200	—	11,665	—	—	—	11,665
Unrealized loss on investments	—	—	—	—	(295)	—	(295)
Unrealized currency translation loss	—	—	—	—	(258)	—	(258)
Net loss	—	—	—	(68,867)	—	—	(68,867)
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	16,750	—	—	—	16,750
Shares withheld related to employee tax withholding	(509,686)	—	(7,121)	—	—	—	(7,121)
Issuance of common stock under employee stock plans	2,359,694	—	6,768	—	—	—	6,768
Sale of common stock, net of issuance costs	20,006,504	—	271,882	—	—	—	271,882
Unrealized gain on investments	—	—	—	—	742	—	742
Unrealized currency translation loss	—	—	—	—	(29)	—	(29)
Net Loss	—	—	—	(85,895)	—	—	(85,895)
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	29,712	—	—	—	29,712
Shares withheld related to employee tax withholding	(541,876)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	3,133,672	—	10,813	—	—	—	10,813
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized loss on investments	—	—	—	—	(173)	—	(173)
Unrealized currency translation loss	—	—	—	—	(226)	—	(226)
Net Loss	—	—	—	(109,963)	—	—	(109,963)
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$—	$880,278

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(109,963)	$(85,895)	$(68,867)
Adjustments to reconcile net loss to net cash used in operating activities
(Accretion) amortization of investment premiums	(17,267)	(8,202)	1,217
Amortization of financing costs	94	88	59
Stock-based compensation	29,712	16,750	8,673
Amortization of right-of-use assets	346	292	291
Realized gain on investment	(112)	—	—
Interest expense related to operating lease liability	38	43	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	446	6,408	(3,130)
Accrued interest, net of interest receivable on maturity of investments	1,199	321	614
Accounts payable	2,303	(1,018)	7,085
Accrued expenses	5,816	(1,816)	5,809
Lease liability	(402)	(347)	(189)
Net cash used in operating activities	(87,790)	(73,376)	(48,397)
Cash flows from investing activities
Purchases of investments	(1,113,368)	(478,303)	(121,431)
Proceeds from sales and maturities of investments	560,002	299,217	176,184
Net cash (used in) provided by investing activities	(553,366)	(179,086)	54,753
Cash flows from financing activities
Public offering, net of offering costs	597,094	269,760	(22)
Value of shares withheld related to employee tax withholding	(42,101)	(7,121)	(1,533)
Repurchase of common stock	—	—	(6,795)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	10,813	6,768	848
ATM offering, net of fees	46,658	1,969	11,665
Net cash provided by financing activities	612,464	271,376	4,163
Net (decrease) increase in cash and cash equivalents	(28,692)	18,914	10,519
Cash and cash equivalents beginning of period	55,516	36,632	26,371
Effect of exchange rate changes on cash	(148)	(30)	(258)
Cash and cash equivalents end of period	$26,676	$55,516	$36,632

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50	$31
Right-of-use asset obtained in exchange for lease obligation	$223	$—	$1,664

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

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, and all related amendments (“ASC 606” or “the revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible to receive under the AusIndustry Research and Tax Development Tax Incentive Program, an amount of cash from the Australian Taxation Office (ATO). The annual tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard (IAS) 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

For the Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) and 2024 Employee Stock Purchase Plan which replaced the 2014 ESPP (the “2024 ESPP” and, together with the 2014 ESPP, the “ESPPs”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2014 ESPP allowed and the 2024 ESPP allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Historical net loss per share
Numerator
Net loss	$(109,963)	$(85,895)	$(68,867)
Denominator
Weighted-average common shares outstanding	109,220,217	94,530,086	77,016,725
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	109,037,122	94,346,991	76,833,630
Basic and diluted net loss per share	$(1.01)	$(0.91)	$(0.90)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2024	2023	2022
Restricted stock units	2,537,352	2,855,656	1,868,518
Common stock subject to repurchase	183,095	183,095	183,095
Common stock options	4,734,460	5,248,682	5,157,857
	7,454,907	8,287,433	7,209,470

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 12 for further information on the Company’s reportable segment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impact of adoption of this ASU.

2.
Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2024 and 2023, the Company’s investments were in money market funds, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the years ended December 31, 2024 and 2023.

Investments classified as available-for-sale as of December 31, 2024 consisted of the following (in thousands):

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$10,520	$—	$—	$10,520
Corporate debt securities (2)	719,469	708	(860)	719,317
Government debt securities (2)	146,222	94	(217)	146,099
	$876,211	$802	$(1,077)	$875,936

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2024, there were 197 securities in an unrealized gain position and 132 securities in an unrealized loss position. The unrealized gains were less than $32,000 individually and $802,000 in the aggregate. The unrealized losses were less than $66,000 individually and $1,077,000 in the aggregate. None of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The

Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At December 31, 2024, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and none of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of December 31, 2024 and 2023, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations, and government debt securities.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2024, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$18,592	$17,554	$1,038
Short-term investments
Commercial paper, available for sale	10,520	—	10,520	—
Corporate debt securities, available-for-sale	719,317	—	719,317	—
Government debt securities, available-for-sale	146,099	—	146,099	—
Total financial assets	$894,528	$17,554	$876,974	$—

		Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$40,479	$16,411	$24,068	$—
Short-term investments
Commercial paper, available for sale	24,226	—	24,226	—
Corporate debt securities, available-for-sale	168,584	—	168,584	—
Government debt securities, available-for-sale	113,753	—	113,753	—
Total financial assets	$347,042	$16,411	$330,631	$—

4.
Agreements with Ligand Pharmaceuticals Incorporated

In May 2014, the Company entered into a master license agreement with Ligand Pharmaceuticals, Inc. (“Ligand”), as amended (the “Master License Agreement”), pursuant to which, among other things, the Company acquired the rights to a number of research and development programs under patents related to the Company’s VK2809, VK0214, VK5211, VK0612, erythropoietin receptor (“EPOR”) and diacylglycerol acyltransferase-1 (“DGAT-1”) programs, related know-how controlled by Ligand and physical quantities of VK2809, VK0214, VK5211, VK0612, EPOR and DGAT-1 compounds.

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

5.
Operating Leases – Right-of-Use Assets and Lease Liability Obligations

As of December 31, 2024, the Company has one operating lease (the “Office Lease”) and one operating sublease (the "Office Sublease"). The Office Lease is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). The Office Sublease is for office space under a sublease that commenced on September 16, 2024 and expires on March 31, 2026 (the

"Sublease Term"). Below is a summary of the Company’s ROU assets and lease liabilities as of December 31, 2024 and December 31, 2023 (in thousands, except for years and %):

	December 31, 2024	December 31, 2023
Right of use assets	$1,003	$1,126

Lease liability obligations, current	$489	$324
Lease liability obligations, less current portion	630	936
Total lease liability obligations	$1,119	$1,260

Weighted-average remaining lease term	2.57 years	3.58 years

Weighted-average discount rate	3.65%	3.00%

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $404,000, $339,000 and $340,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2024 are as follows (in thousands):

2025	521
2026	418
2027	227
Total minimum lease payments	$1,166
Less: amount representing interest	$(47)
Total lease liability obligations	$1,119

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

6.
Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2024 and 2023. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the years ended December 31, 2024, 2023 and 2022. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through December 31, 2024, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of December 31, 2024, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

During the years ended December 31, 2024, 2023 and 2022, and in accordance with the 2014 ESPP and 2024 ESPP, the Company issued an aggregate of 168,332, 180,174 and 111,750 shares of its common stock to certain employees, respectively.

7.
Stock-Based Compensation

In connection with the IPO, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the 2014 ESPP became effective on April 28, 2015, the date of the execution and delivery of the underwriting agreement for the IPO. A total of 1,527,770 shares of the Company’s common stock were initially reserved for issuance under the 2014 Plan, and 458,331 shares of the Company’s common stock were initially reserved for issuance under the 2014 ESPP. From January 1, 2016 and through December 31, 2024, in accordance with the terms of the 2014 Plan, an additional 15,407,065 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 Plan, and, in accordance with the terms of the 2014 ESPP, an additional 4,402,017 shares of the Company’s common stock were added to the number of shares reserved for issuance under the 2014 ESPP.

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

2024 ESPP. On May 21, 2024, the Company’s stockholders approved the Viking Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which replaced the 2014 ESPP. No further shares have been, or will be, issued to participants under the 2014 ESPP since May 21, 2024. The maximum number of shares of the Company’s common stock that may be issued under the 2024 ESPP will not exceed 5,500,000 shares for issuance pursuant to purchases under the 2024 ESPP. The shares of common stock available for purchase pursuant to the 2024 ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise held in treasury or shares of the Company’s common stock that are purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the 2024 ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the 2024 ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the 2024 ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”)), is eligible to participate in the 2024 ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the 2024 ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2024	2023	2021
Stock-based compensation expense by type of award:
Stock options	11,017	5,768	3,842
Restricted stock and restricted stock units	17,601	9,420	4,598
Employee stock purchase plan	1,094	1,562	233
Total stock-based compensation expense included in expenses	$29,712	$16,750	$8,673
Stock-based compensation expense by line item:
Research and development expenses	8,921	4,732	2,313
General and administrative expenses	20,791	12,018	6,360
Total stock-based compensation expense included in expenses	$29,712	$16,750	$8,673

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2024
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$18,592	2.58
Restricted stock and restricted stock units	$13,473	1.73

The following table is a summary of restricted shares granted during the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2022	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2023	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2024	183,095	$0.17

The following table summarizes restricted stock unit activity during the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2021	1,028,299	$6.57
Granted	1,249,788	$4.88
Vested	(409,569)	$6.88
Forfeited	—	$—
Unvested at December 31, 2022	1,868,518	$5.37
Granted	1,772,243	$8.52
Vested	(785,105)	$5.40
Forfeited	—	$—
Unvested at December 31, 2023	2,855,656	$7.32
Granted	1,310,533	$17.40
Vested	(1,551,003)	$8.68
Forfeited	—	$—
Cancelled	(77,834)	$7.77
Unvested December 31, 2024	2,537,352	$11.68

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

In January 2020, the Company issued 244,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2024, 10,500 PRSU awards were forfeited, two of the three milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $1.2 million through December 31, 2024 and stock-based compensation expense of $(454,000) during the year ended December 31, 2024.

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2024, 10,000 PRSU awards were forfeited, two of the four milestones had been met and two of the four milestones were deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $766,000 million through December 31, 2024 and stock-based compensation expense of $(191,000) during the year ended December 31, 2024.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2024, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through December 31, 2024 and stock-based compensation expense of $(709,000) during the year ended December 31, 2024.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2024, no PRSU awards were forfeited, two of the four milestones had been met, one milestone was deemed probable of achievement and one milestone was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $8.3 million through December 31, 2024 and stock-based compensation expense of $3.3 million during the year ended December 31, 2024.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of December 31, 2024, no PRSU awards had been forfeited, two of the four milestones had been met, one milestone was deemed probable of achievement and one milestone was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $10.7 million through December 31, 2024.

The following table summarizes stock option activity during the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,088,084	$5.63	7.02	$2,885,000
Granted	1,109,773	$4.79
Exercised	—	$—
Forfeited	(30,000)	$5.16
Cancelled	(10,000)	$5.16
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	$20,515,000
Granted	1,488,990	$9.34
Exercised	(1,394,415)	$4.59
Forfeited	—	$—
Cancelled	(3,750)	$4.05
Options outstanding at December 31, 2023	5,248,682	$6.79	7.10	$62,210,000
Granted	1,219,200	$23.25
Exercised	(1,706,172)	$6.07
Forfeited	(27,250)	$39.31
Cancelled	—
Options outstanding at December 31, 2024	4,734,460	$11.10	7.28	$141,297,000
Options exercisable at December 31, 2024	1,865,685	$7.77	5.91	$61,419,000

The Company received $10.4 million, $6.4 million and $0 in cash proceeds from exercises of stock options during the years ended December 31, 2024, 2023 and 2022, respectively.

The total fair value of stock options that vested during the years ended December 31, 2024, 2023 and 2022 was $7.3 million, $4.0 million and $3.2 million, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2024, 2023 and 2022 was $16.83, $6.76 and $3.50, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2024, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2024	2023	2022
Expected volatility	82.9%	81.3%	86.6%
Expected term (in years)	6.09	6.17	6.13
Risk-free interest rate	3.87%	3.88%	1.67%
Expected dividend yield	0%	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2024, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2024 is as follows:

Restricted stock units	2,537,352
Common stock options	4,734,460
Available for grant under the 2024 Plan	11,897,250
Available for issuance under Employee Stock Purchase Plan	5,498,484
24,667,546

8.
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

9.
Income Taxes

Income tax expense from continuing operations consists of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1	1	1
	$1	$1	$1
Deferred:
Federal	$(33,180)	$(22,303)	$(16,075)
State	(11,926)	(6,785)	(6,016)
	$(45,106)	$(29,088)	$(22,091)

Change in valuation allowance	45,106	29,088	22,091
Total income tax expense	$1	$1	$1

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31,
	2024	2023	2022
Tax provision at U.S. Federal statutory rates	21%	21%	21%
State income taxes net of federal benefit	9%	7%	7%
Non-deductible permanent items	—	(1)%	(1)%
Stock options	3%	3%	—
Research and development credits	10%	4%	6%
Change in valuation allowance	(43)%	(34)%	(33)%
Effective income tax rate	—	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2024, 2023 and 2022 are as follows (in thousands):

	December 31,
	2024	2023	2022
Deferred tax assets:
Accrued liabilities	$403	$437	$508
Intangible assets	93,056	68,792	56,180
Net operating loss carryforwards	40,799	26,303	15,292
Share-based compensation	2,796	6,595	4,691
Credit Carryforwards	27,199	17,101	13,353
Other	91	44	242
Total deferred tax assets	164,344	119,272	90,266
Valuation Allowance	(164,063)	(118,957)	(89,869)
Total deferred tax assets, net of allowance	$281	$315	$397
Deferred tax liabilities:
Right of use assets	$(281)	$(315)	$(397)
Other	—	—	—
Total deferred tax liabilities:	$(281)	$(315)	$(397)
Net deferred tax assets (liabilities):	$—	$—	$—

A valuation allowance of $164.1 million and $119.0 million at December 31, 2024 and December 31, 2023, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2024, the Company had approximately $157.8 million of federal net operating loss carryforwards, of which $17.8 million will begin to expire in 2032 and the remaining $140.0 million of which can be carried forward indefinitely. The Company has $109.6 million of state net operating loss carryforwards that will begin to expire in 2034.

The Company's ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Code. Specifically, this limitation may arise in the event of an "ownership change," which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company's ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company. An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. However, as of December 31, 2024, there is no limitation on the federal and state net operating losses.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2020 through December 31, 2024.

At December 31, 2024, the Company has federal and state research and development tax credit carry-forwards of approximately $19.0 million and $8.2 million, respectively. The federal credits begin to expire in 2036. The state credits do not expire.

The differences between the Company's effective income tax rate and the statutory federal rate for the year ended December 31, 2024 and the year ended December 31, 2023 relate primarily to losses incurred for which no tax benefit was recognized, due to uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2024 and December 31, 2023, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2024 or December 31, 2023.

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

On September 16, 2024 the Company entered into the Office Sublease with TÜV SÜD America Inc. The Office Sublease is for approximately 6,307 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 325, San Diego, California 92121 (the “Subleased Premises”).

Monthly base rent payments due under the Office Sublease for the Subleased Premises are $12,614, subject to annual increases of 3.0% during the Sublease Term. Under the Office Sublease, the Company is responsible for certain other costs, including utility expenses.

12.
Segment Reporting

The Company is a clinical-stage biopharmaceutical company focused on the development of novel first-in-class or best-in-class therapies for the treatment of metabolic and endocrine disorders, with three compounds currently in clinical trials. The Company manages its business activities on a consolidated basis and operates in one reportable segment.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s long-range plan, which includes drug pipeline roadmaps and long-range financial models, as key inputs to resource allocation decisions. In order to ensure that these long-range financial models are reliable, the CODM will perform look-back comparisons and budget versus actual analyses. The CODM makes decisions on resource allocation and monitors budget versus actual results using losses from operations and its effect on the Company’s cash balance.

Significant expenses within loss from operations include research and development, and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Other segment items within net loss include interest income, net and amortization of financing costs.

13.
Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2024, and events which occurred subsequent to December 31, 2024 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.