Form 10-Q
period 2025-03-31
Viking Therapeutics, Inc.
filed 2025-04-24
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 15, 2025
Common stock, $0.00001 par value	112,309,545

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,940	$26,676
Short-term investments – available-for-sale	813,918	875,936
Prepaid clinical trial and preclinical study costs	13,300	3,476
Prepaid expenses and other current assets	865	1,128
Total current assets	866,023	907,216
Right-of-use assets	892	1,003
Deferred financing costs	32	56
Deposits	46	46
Total assets	$866,993	$908,321
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,702	$9,813
Other accrued liabilities	11,373	17,111
Lease liability, current	498	489
Total current liabilities	19,573	27,413
Lease liability, net of current portion	502	630
Total long-term liabilities	502	630
Total liabilities	20,075	28,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 112,288,759 shares issued and outstanding at March 31, 2025 and 111,573,519 shares issued and outstanding at December 31, 2024	1	1
Treasury stock at cost, no shares at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,380,669	1,368,972
Accumulated deficit	(533,536)	(487,907)
Accumulated other comprehensive loss	(216)	(788)
Total stockholders’ equity	846,918	880,278
Total liabilities and stockholders’ equity	$866,993	$908,321

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Operating expenses:
Research and development	41,391	24,103
General and administrative	14,078	9,970
Total operating expenses	55,469	34,073
Loss from operations	(55,469)	(34,073)
Other income (expense):
Amortization of financing costs	(24)	(28)
Interest income, net	9,864	6,745
Total other income, net	9,840	6,717
Net loss	(45,629)	(27,356)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	563	(1,125)
Foreign currency translation loss	9	(85)
Comprehensive loss	$(45,057)	$(28,566)
Basic and diluted net loss per share	$(0.41)	$(0.26)
Weighted-average shares used to compute basic and diluted net loss per share	112,069	103,457

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$—	$880,278
Employee stock-based compensation, net	—	—	11,348	—	—	—	11,348
Issuance of common stock for equity incentive awards	715,240	—	349	—	—	—	349
Unrealized gain on investments	—	—	—	—	563	—	563
Unrealized currency translation gain	—	—	—	—	9	—	9
Net loss	—	—	—	(45,629)	—	—	(45,629)
Balance at March 31, 2025	112,288,759	$1	$1,380,669	$(533,536)	$(216)	$—	$846,918

	Three-Month Period Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	7,981	—	—	—	7,981
Shares withheld related to employee tax withholding	(833,711)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	2,080,857	—	4,361	—	—	—	4,361
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized loss on investments	—	—	—	—	(1,125)	—	(1,125)
Unrealized currency translation loss	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	(27,356)	—	—	(27,356)
Balance at March 31, 2024	110,228,869	$1	$1,340,789	$(405,300)	$(1,599)	$—	$933,891

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(45,629)	$(27,356)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(3,133)	(2,821)
Amortization of financing costs	24	28
Stock-based compensation	11,348	7,981
Amortization of right-of-use assets	111	74
Interest expense related to operating lease liability	10	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,554)	1,748
Accrued interest, net of interest receivable on maturity of investments	2,470	655
Accounts payable	(2,110)	(2,287)
Accrued expenses	(5,739)	15,923
Lease liability	(129)	(88)
Net cash used in operating activities	(52,331)	(6,134)
Cash flows from investing activities
Purchases of investments	(232,614)	(596,601)
Proceeds from maturities of investments	295,859	136,809
Net cash provided by (used in) investing activities	63,245	(459,792)
Cash flows from financing activities
Public offering, net of offering costs	—	597,119
Value of shares withheld related to employee tax withholding	—	(42,101)
Proceeds from exercises of stock options and other stock issuances	349	4,361
ATM offering, net of fees	—	46,658
Net cash provided by financing activities	349	606,037
Net increase (decrease) in cash and cash equivalents	11,263	140,111
Cash and cash equivalents beginning of period	26,676	55,516
Effect of exchange rate changes on cash	1	(48)
Cash and cash equivalents end of period	$37,940	$195,579

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$69

See accompanying notes to the unaudited consolidated financial statements.

Viking Therapeutics, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

Viking Therapeutics, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is a clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. In June 2021, the Company formed an Australian subsidiary, Viking Therapeutics, PTY LTD, so as to be able to take advantage of certain research and development reimbursements available to local Australian-based research and development companies that choose to do research in Australia. In January 2025, the Company formed an Irish subsidiary, Viking Therapeutics Ireland Limited.

The Company was incorporated under the laws of the State of Delaware on September 24, 2012 and its principal executive offices are located in San Diego, California, with a subsidiary located in Adelaide, Australia and a subsidiary located in Dublin, Ireland.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated balance sheet as of March 31, 2025, consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2025. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, the unaudited consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2025 and 2024. The December 31, 2024 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the consolidated financial statements related to the three months ended March 31, 2025 and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to contract research organizations (“CROs”) and clinical trial sites, employee- and consultant-related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible to receive, and has received, under the AusIndustry Research and Tax Development Tax Incentive Program, an amount of cash from the Australian Taxation Office (ATO). The annual tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard (IAS) 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

For the Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) and 2024 Employee Stock Purchase Plan, which replaced the 2014 ESPP (the “2024 ESPP” and, together with the 2014 ESPP, the “ESPPs”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2014 ESPP allowed and the 2024 ESPP allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

Income Taxes

The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2025, foreign currency transaction gain amounted to $9,000 and for the three months ended March 31, 2024, foreign currency transaction loss amounted to $85,000.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(45,629)	$(27,356)

Denominator:
Weighted-average common shares outstanding	112,252,173	103,640,400
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	112,069,078	103,457,305

Net loss per share:
Basic and diluted	$(0.41)	$(0.26)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2025	2024
Restricted stock units	2,298,292	2,829,187
Common stock subject to repurchase	183,095	183,095
Common stock options	5,181,380	5,516,193
	7,662,767	8,528,475

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of March 31, 2025 and December 31, 2024, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three months ended March 31, 2025 or during the year ended December 31, 2024.

Investments classified as available-for-sale as of March 31, 2025 consisted of the following (in thousands):

As of March 31, 2025	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$13,674	$—	$—	$13,674
Corporate debt securities (2)	702,711	767	(446)	703,032
Government debt securities (2)	97,242	70	(100)	97,212
	$813,627	$837	$(546)	$813,918

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2025, there were 167 securities in an unrealized gain position and there were 168 securities in an unrealized loss position. The unrealized gains were less than $48,000 individually and $837,000 in the aggregate. The unrealized losses were less than $24,000 individually and $549,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At March 31, 2025, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet, and $267.9 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of March 31, 2025 and December 31, 2024, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2025, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$31,037	$26,369	$4,668	$—
Short-term investments
Commercial paper, available-for-sale	13,674	—	13,674	—
Corporate debt securities, available-for-sale	703,032	—	703,032	—
Government debt securities, available-for-sale	97,212	—	97,212	—
Total financial assets	$844,955	$26,369	$818,586	$—

		Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$18,592	$17,554	$1,038	$—
Short-term investments
Commercial paper, available-for-sale	10,520	—	10,520	—
Corporate debt securities, available-for-sale	719,317	—	719,317	—
Government debt securities, available-for-sale	146,099	—	146,099	—
Total financial assets	$894,528	$17,554	$876,974	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

As of March 31, 2025, the Company has one operating lease (the “Office Lease”) and one operating sublease (the "Office Sublease"). The Office Lease is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). The Office Sublease is for office space under a sublease that commenced on September 16, 2024 and expires on March 31, 2026 (the "Sublease Term"). Below is a summary of the Company’s ROU assets and lease liabilities as of March 31, 2025 and December 31, 2024 (in thousands, except for years and %):

	March 31, 2025	December 31, 2024

Right-of-use assets	$892	$1,003

Lease liability obligations, current	$498	$489
Lease liability obligations, less current portion	502	630
Total lease liability obligations	$1,000	$1,119

Weighted-average remaining lease term	2.14 years	2.57 years

Weighted-average discount rate	3.59%	3.65%

During each of the three months ended March 31, 2025 and 2024, the Company recognized $124,000 and $86,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of March 31, 2025 are as follows (in thousands):

Remainder of 2025	392
2026	418
2027	227
Total minimum lease payments	$1,037
Less: amount representing interest	$(37)
Total lease liability obligations	$1,000

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, $0.00001 par value per share.

In February 2014, the Company entered into a stock purchase agreement with one of its founders. The agreement provided for the purchase of 1,000,000 shares of the Company’s common stock at a price per share of $0.01 in exchange for future services to be rendered to the Company as measured by certain performance criteria. The shares were subject to a repurchase option and were to vest in two tranches of 500,000 shares each, upon achievement of the performance target or upon a triggering event as defined in the stock purchase agreement.

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined in the stock purchase agreement. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three months ended March 31, 2025 and 2024. The Company will continue to reassess at each reporting period whether it is probable that the performance target will be achieved, and if and when it is deemed probable, the Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved.

On March 10, 2022, the Company’s Board of Directors authorized a stock repurchase program effective March 18, 2022, whereby the Company could purchase up to $50.0 million in shares of its common stock over a period of up to two years (the “Prior Repurchase Program”). The Prior Repurchase Program was to be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Prior Repurchase Program, an aggregate of 729,034 shares of the Company’s common stock were repurchased by the Company under the Prior Repurchase Program. Shares repurchased by the Company under the Prior Repurchase Program were held in treasury and reissued by the Company as part of the March 2024 Offering (as defined below).

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC (collectively, the “Agents”). Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement the Company previously entered into on July 28, 2021 was amended to provide that the Company’s offer and sale of shares from time to time through or to the Agents, as sales agent or principal (the “ATM Offering”) could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any shares of the Company’s common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of the Company’s common stock pursuant to the ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). From the date of the ATM Prospectus through March 31, 2025, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of March 31, 2025, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

During each of the three months ended March 31, 2025 and 2024, the Company issued no shares of its common stock pursuant to the ESPPs.

In February 2025, the Company’s Board of Directors authorized a stock repurchase program effective February 27, 2025, whereby the Company may purchase up to $250.0 million in shares of its common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Company did not repurchase any shares of its common stock under the Repurchase Program during the quarter ended March 31, 2025.

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

For the 2014 ESPP and the 2024 ESPP, the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2014 ESPP previously allowed, and the 2024 ESPP currently allows, for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

2024 Plan. On May 21, 2024, the Company’s stockholders approved the Viking Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which replaced the 2014 Plan. No further awards have been or will be made under the 2014 Plan since May 21, 2024. The number of shares of common stock initially authorized for issuance pursuant to the 2024 Plan is equal to (a) 12,000,000 shares of common stock, plus (b) up to a maximum of 7,674,614 shares of common stock subject to outstanding stock options or other equity awards previously granted under the 2014 Plan that will become available for future issuance under the 2024 Plan to the extent that, after May 21, 2024, any such equity award terminates or expires prior to exercise or settlement, is not issued because the award is settled in cash, is forfeited because of the failure to vest or is reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price.

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

During the three months ended March 31, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Stock-based compensation expense by type of award:
Stock options	$4,248	$2,429
Restricted stock and restricted stock units	6,960	5,056
Employee stock purchase plan	140	496
Total stock-based compensation expense included in expenses	$11,348	$7,981
Stock-based compensation expense by line item:
Research and development expenses	$3,981	$2,153
General and administrative expenses	7,367	5,828
Total stock-based compensation expense included in expenses	$11,348	$7,981

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2025
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$28,308	2.65
Restricted stock and restricted stock units	$30,569	1.83

The following table is a summary of restricted stock activity during the three months ended March 31, 2025:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at March 31, 2025	183,095	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2025:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2024	2,537,352	$11.68
Granted	560,955	$42.89
Vested	(668,015)	$12.65
Forfeited	—	$—
Cancelled	(132,000)	$5.80
Unvested at March 31, 2025	2,298,292	$19.35

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

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards would vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of January 4, 2025, the date of cancellation, 132,000 PRSU awards were cancelled, 10,000 PRSU awards had been forfeited, and two of the milestones had been met, resulting in the Company recording cumulative stock-based compensation expense of $766,000.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2025, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through March 31, 2025 and no stock-based compensation expense during the three months ended March 31, 2025.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2025, no PRSU awards were forfeited, two of the four milestones had been met and two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $8.7 million through March 31, 2025 and stock-based compensation expense of $130,000 during the three months ended March 31, 2025.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2025, no PRSU awards had been forfeited, two of the four milestones had been met and two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $11.5 million during the three months ended March 31, 2025.

In January 2025, the Company issued 304,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2025, no PRSU awards had been forfeited and all of the milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $4.0 million during the three months ended March 31, 2025.

The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	4,734,460	$11.10	7.28	141,297,000
Granted	499,145	$38.72
Exercised	(47,225)	$7.40
Forfeited	—	$—
Cancelled	(5,000)	$18.61
Options outstanding at March 31, 2025	5,181,380	$13.79	9.94	66,392,000
Options exercisable at March 31, 2025	2,907,091	$9.17	6.49	45,228,000

The Company received $0.3 million and $4.4 million in cash proceeds from exercises of stock options during the three months ended March 31, 2025 and 2024, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2025 was $28.13.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2025 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2025
Expected volatility	82.38%
Expected term (in years)	5.99
Risk-free interest rate	4.32%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2025, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the consolidated statements of operations and comprehensive loss.

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

On September 16, 2024, the Company entered into the Office Sublease with TÜV SÜD America Inc. The Office Sublease is for approximately 6,307 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 325, San Diego, California 92121 (the “Subleased Premises”).

Monthly base rent payments due under the Office Sublease for the Subleased Premises are $12,614, subject to annual increases of 3.0% during the Sublease Term. Under the Office Sublease, the Company is responsible for certain other costs, including utility expenses.

On March 10, 2025, the Company entered into broad, multi-year manufacturing agreements (the “Manufacturing Agreements”) with Corden Pharma Colorado, Inc. and its affiliates (“CordenPharma”), covering both the active pharmaceutical ingredient (“API”) and final finished product supply for VK2735. Under the terms of the Manufacturing Agreements, the Company secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. In exchange for dedicated API and fill/finish capacity, the Company will make prepayments to CordenPharma, to be paid over the period from 2025 to 2028. These prepayments will be fully credited against future orders.

8. Segment Reporting

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2025, and events which occurred subsequent to March 31, 2025, but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Viking,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Viking Therapeutics, Inc. and its subsidiaries.

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

The Phase 2 VENTURE study was a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study enrolled adults who were obese (BMI >= 30 kg/m2) or adults who were overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study was the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. Based on written feedback received from the U.S. Food and Drug Administration, or the FDA, we expect to initiate Phase 3 clinical studies of the subcutaneous formulation of VK2735 in the second quarter of 2025.

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

On January 8, 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, our dual agonist of the GLP-1 and GIP receptors. In March 2025, we announced the completion of enrollment for this trial, and we expect to complete this study and report initial results in the second half of 2025. VK2375 is being developed in both oral and subcutaneous formulations for the potential treatment of various metabolic disorders such as obesity.

On March 10, 2025, we entered into broad, multi-year manufacturing agreements, or the Manufacturing Agreements, with Corden Pharma Colorado, Inc. and its affiliates, or CordenPharma, covering both the active pharmaceutical ingredient, or API, and final finished product supply for VK2735.

Under the terms of the Manufacturing Agreements, we have secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. This includes dedicated manufacturing lines and an annual commitment to supply 100 million autoinjectors and an additional 100 million vial and syringe products for the subcutaneous formulation, as well as an annual capacity of over one billion oral VK2735 tablets. These API and final finished product capacities are further expandable at Viking’s option. In exchange for dedicated API and fill/finish capacity, we will make prepayments to CordenPharma, to be paid over the period from 2025 to 2028. These prepayments will be fully credited against future orders.

We are also developing VK2809, which is an orally available, tissue and receptor-subtype selective agonist of the thyroid hormone receptor beta, or TRß. In November 2019, we initiated the VOYAGE study, a Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis, or NASH/MASH.

The VOYAGE study was a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy, safety and tolerability of VK2809 in patients with biopsy-confirmed NASH/MASH and fibrosis ranging from stages F1 to F3. The primary endpoint of the study evaluated the relative change in liver fat content, as assessed by magnetic resonance imaging, proton density fat fraction from baseline to week 12 in subjects treated with VK2809 as compared to placebo. Secondary objectives included evaluation of histologic changes assessed by hepatic biopsy after 52 weeks of dosing.

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

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. We plan to file an investigational new drug application for this program in the second half of this year.

Other programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related SAEs reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 Oral, VK2809, VK0214 and VK5211 and dual amylin and calcitonin receptor agonist programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 26, 2025.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2024, we incurred $101.6 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the three months ended March 31, 2025, we incurred $40.4 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

We manage and prioritize our research and development expenses dynamically based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, available human and capital resources and other considerations. We regularly review our research and development activities and, as necessary, reallocate resources among our program, product candidates and external opportunities that we believe will best support the long-term growth of our business. We do not track total research and development expenses by program, product candidates, or development phase.

The following table provides a breakout of expenses by major cost type:

(in thousands)	March 31, 2025	March 31, 2024
Personnel, facility and equipment, and other overhead costs	$7,492	$4,517
Clinical and other development costs	$33,899	$19,586
Total	$41,391	$24,103

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2735, VK2809 and VK0214 programs and seek to advance our additional programs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Research and development expenses	$41,391	$24,103	$17,288	71.7%

The increase in research and development expenses during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to manufacturing for our drug candidates of $10.5 million, clinical studies of $6.7 million, stock-based compensation of $1.8 million and salaries and benefits of $1.2 million, partially offset by a decrease in expenses related to pre-clinical studies of $2.9 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
General and administrative expenses	$14,078	$9,970	$4,108	41.2%

The increase in general and administrative expenses during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to legal and patent services of $2.8 million, stock-based compensation of $1.5 million and insurance of $0.3 million, partially offset by a decrease in salaries and benefits of $0.3 million.

Other Income

The following table summarizes our other income for the three months ended March 31, 2025 and 2024 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Total other income, net	$9,840	$6,717	$3,123	46.5%

Other income recognized during the three months ended March 31, 2025 and 2024 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $851.9 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least June 30, 2026, which is more than one year after the date of our filing of this Form 10-Q.

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

On March 10, 2022, our board of directors authorized a stock repurchase program, or the Prior Repurchase Program, effective March 18, 2022, whereby we could purchase up to $50.0 million in shares of our common stock over a period of up to two years. The Prior Repurchase Program was carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Prior Repurchase Program, we repurchased an aggregate of 729,034 shares of our common stock under the Prior Repurchase Program. Shares repurchased by us under the Prior Repurchase Program were held in treasury and reissued by us as part of the March 2024 Offering (as defined below).

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or collectively, the Agents. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement we previously entered into on July 28, 2021 was amended to provide that our offer and sale of shares from time to time through or to the Agents, as sales agent or principal, or the ATM Offering, could be conducted off of registration statements on Form S-3 subsequently filed by us. Any shares of our common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. From the date of the ATM Prospectus through December 31, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We did not repurchase any shares of our common stock under the Repurchase Program during the quarter ended March 31, 2025.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(52,331)	$(6,134)
Cash (used in) provided by investing activities	$63,245	$(459,792)
Cash provided by financing activities	$349	$606,037

Cash Used in Operating Activities

During the three months ended March 31, 2025, cash used in operating activities of $52.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as accrued expenses, stock-based compensation, prepaid expenses and other assets, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in amortization of investment premiums and decreases in accounts payable and lease liability.

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

Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2025, cash used in investing activities of $63.2 million resulted primarily from the purchase of investments of $232.6 million, partially offset by proceeds of maturities of investments of $295.9 million.

During the three months ended March 31, 2024, cash used in investing activities of $459.8 million resulted primarily from the purchase of investments of $596.6 million, partially offset by proceeds of maturities of investments of $136.8 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $0.3 million, which consisted of proceeds from certain option exercises.

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
•
the ability of CordenPharma to achieve its prepayment milestones;
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

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$37,940	$26,676
Short-term investments – available-for-sale	$813,918	$875,936
Total	$851,858	$902,612

Based on the above balances at March 31, 2025, if short-term interest rates increased or decreased by 10%, or 4.2 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $686,000.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, VK2735 oral, VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development, VK0214, for which we recently completed a Phase 1b clinical trial, as well as the dual amylin and calcitonin receptor agonist, or DACRA, diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of March 31, 2025, we had an accumulated deficit of $533.5 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2025, we had cash, cash equivalents and investments totaling $851.9 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, which may negatively impact the supply chain or cause other disruptions;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Patient enrollment may also be affected by other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the Russian invasion of Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conflicts. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may have been reluctant or unable to visit clinical sites, or may have delayed seeking treatment for chronic conditions.

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

*Even if any of our drug candidates receive regulatory approval, our drug candidates may still face future development and regulatory difficulties.

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

In addition, with the change in U.S. presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new U.S. administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Furthermore, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the long-standing Chevron doctrine that required courts to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes, could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. The Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, and MariTide from Amgen Inc. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gubra, Hanmi Pharmaceutical Co., Ltd., Kailera Therapeutics, Kallyope Inc., Metsera, MetaVia, NodThera, Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

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

VK5211

In the U.S., there are currently no marketed therapies for the maintenance or improvement of lean body mass, bone mineral density or physical function in patients recovering from non-elective hip fracture surgery. However, VK5211, if approved, will face competition from experimental therapies that are in various stages of clinical development for conditions characterized by muscle wasting by companies including Biophytis SA, Helsinn Group, and Veru Inc. In addition, nutritional and growth hormone-based therapies are sometimes used in patients experiencing muscle wasting.

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

Moreover, our contract manufacturers may experience difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to participants in preclinical and clinical trials, or to provide product for treatment of participants if approved, would be jeopardized.

*We rely completely on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

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

Moreover, we have no control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not authorize the manufacture of any of our current or future product candidates at these facilities or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any of our current or future product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of any of our current or future product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of any of our current or future product candidates.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms, in a timely manner and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of any of our current or future product candidates, or a hold on clinical trials of any of our current or future product candidates;
•
delay in submitting marketing applications, or receiving regulatory approvals, for any of our current or future product candidates;
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of any of our current or future product candidates; and
•
in the event of approval to market and commercialize any of our current or future product candidates, an inability to meet commercial demands for any of our current or future product candidates.

We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates. For example, on March 10, 2025, we entered into broad, multi-year manufacturing agreements, or the Manufacturing Agreements, with Corden Pharma Colorado, Inc. and its affiliates, or CordenPharma, covering both the active pharmaceutical ingredient, or API, and final finished product supply for VK2735. Under the terms of the Manufacturing Agreements, we have secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. In exchange for dedicated API and fill/finish capacity, we will make prepayments to CordenPharma, to be paid over the period from 2025 to 2028. These prepayments will be fully credited against future orders.

Other than our agreements with CordenPharma, we do not have any long-term commitments or commercial supply agreements with third-party manufacturers. We may be unable to establish any other long-term supply agreements with third-party manufacturers or to do so on acceptable terms or at all, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Moreover, if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with CordenPharma, this could delay the submission of product candidates for regulatory approval and also delay the market introduction and subsequent sales of any of our product candidates that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Our reliance on third-party manufacturers, such CordenPharma, entails additional risks, including:

•
failure of our third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the supply or manufacturing agreement by the third party;
•
failure to manufacture our product according to our specifications;
•
failure to obtain adequate raw materials and other materials required for manufacturing;
•
failure to manufacture our product according to our schedule or at all;
•
failure to successfully scale up manufacturing capacity, if required;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Further, any of our current and future product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities.

Any performance failure on the part of our existing or future manufacturers, suppliers or vendors could delay clinical development or regulatory approval, and any related remedial measures may be costly or time-consuming to implement. If our existing or future third-party manufacturers and suppliers cannot perform as agreed or cannot fulfill our clinical or commercial supply requirements, we may be required to replace such manufacturers or suppliers and we may be unable to replace them on a timely basis or at all. If we later switch third-party manufacturers, we may be unable to demonstrate comparability between lots produced previously and those produced by such new third-party manufacturers, in which case we may be required to gather additional data utilizing material produced by such new third-party manufacturers before we are able to submit an NDA or similar marketing application for our product candidates, if ever.

As a result, our current and anticipated future dependence upon others for the manufacture of any of our current or future product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

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

*Changes in government funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business, financial condition and results of operations.

The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. For example, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

Finally, with the change in U.S. presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

*Our business may be impacted by actions of the new U.S. administration, including executive orders, policies, new legislation and judicial decisions.

The impact of the new U.S. administration is currently unknown. However, actions of the administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers and employees. Failure to comply with new administration actions could expose us to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2025, we had forty-five full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Furthermore, the new U.S. administration has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new U.S. administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the new U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business and financial condition.

*We are subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business outside of the United States. One of our subsidiaries is located in Ireland and another is located in Australia and we may further expand our international operations. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•
differing and changing regulatory requirements for product approvals;
•
differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•
potentially reduced protection for intellectual property rights;
•
difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•
changes in non-U.S. regulations and customs, tariffs and trade barriers;
•
changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;
•
trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•
differing reimbursement regimes and price controls in certain non-U.S. markets;
•
negative consequences from changes in tax laws;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;
•
difficulties associated with staffing and managing international operations, including differing labor relations;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

*Our international operations may subject us to greater than anticipated tax liabilities.

The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Risks Relating to Our Intellectual Property

*We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2025, we owned or co-owned 180 patent applications and 42 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of March 31, 2025, for each of VK2809 and VK0214, we in-licensed three patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, four U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned three additional U.S. patents, one PCT application, and several patent applications in the U.S. and certain foreign jurisdictions directed to VK2809 as of March 31, 2025. For VK5211, as of March 31, 2025, we in-licensed eight patents and one patent application in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of March 31, 2025, for our GLP-1 program, we own one U.S. patent, additional patents in certain foreign jurisdictions, two PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2025, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2025, our executive officers, directors and 5% or greater stockholders beneficially owned 31.8% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Trump administration has proposed various U.S. federal tax law changes, which, if enacted, could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Marianne Mancini, Chief Operations Officer	November 11, 2024	Rule 10b5-1 trading arrangement	147,812	February 16, 2026(1)
Brian Lian, Ph.D., President, Chief Executive Officer and Director	January 15, 2025	Rule 10b5-1 trading arrangement	365,000	December 31, 2025(1)

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

10.1*†

Strategic Manufacturing and Supply Agreement, dated March 10, 2025, by and among Viking Therapeutics Ireland Limited, Corden Pharma Schweizerhalle GmbH, Corden Pharma GmbH and Corden Pharma Colorado, Inc.

10.2*†	Prepayment Agreement, dated March 10, 2025, by and among Viking Therapeutics Ireland Limited, Corden Pharma Schweizerhalle GmbH, Corden Pharma GmbH and Corden Pharma Colorado, Inc.

10.3*†	Manufacturing and Supply (Drug Product) Agreement, dated March 10, 2025, by and among Viking Therapeutics Ireland Limited, Corden Pharma GmbH, Corden Pharma Lisbon S.A. and Corden Pharma S.p.A.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

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

Viking Therapeutics, Inc.

Date: April 24, 2025	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 24, 2025	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)