Form 10-Q
period 2025-06-30
Viking Therapeutics, Inc.
filed 2025-07-23
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2025
Common stock, $0.00001 par value	112,444,961

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,880	$26,676
Short-term investments – available-for-sale	773,844	875,936
Prepaid clinical trial and preclinical study costs	16,478	3,476
Prepaid expenses and other current assets	2,815	1,128
Total current assets	827,017	907,216
Right-of-use assets	780	1,003
Deferred financing costs	8	56
Deposits	46	46
Total assets	$827,851	$908,321
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,494	$9,813
Other accrued liabilities	26,018	17,111
Lease liability, current	468	489
Total current liabilities	31,980	27,413
Lease liability, net of current portion	410	630
Total long-term liabilities	410	630
Total liabilities	32,390	28,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 112,329,709 shares issued and outstanding at June 30, 2025 and 111,573,519 shares issued and outstanding at December 31, 2024	1	1
Treasury stock at cost, no shares at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,394,723	1,368,972
Accumulated deficit	(599,097)	(487,907)
Accumulated other comprehensive loss	(166)	(788)
Total stockholders’ equity	795,461	880,278
Total liabilities and stockholders’ equity	$827,851	$908,321

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	60,153	23,769	101,543	47,872
General and administrative	14,421	10,285	28,500	20,255
Total operating expenses	74,574	34,054	130,043	68,127
Loss from operations	(74,574)	(34,054)	(130,043)	(68,127)
Other income (expense):
Amortization of financing costs	(24)	(18)	(48)	(46)
Interest income, net	9,033	11,820	18,897	18,565
Realized gain on investments, net	4	2	4	2
Total other income, net	9,013	11,804	18,853	18,521
Net loss	(65,561)	(22,250)	(111,190)	(49,606)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	26	(699)	589	(1,824)
Foreign currency translation gain (loss)	24	26	33	(59)
Comprehensive loss	$(65,511)	$(22,923)	$(110,568)	$(51,489)
Basic and diluted net loss per share	$(0.58)	$(0.20)	$(0.99)	$(0.46)
Weighted-average shares used to compute basic and diluted net loss per share	112,134	110,390	112,102	106,924

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at March 31, 2025	112,288,759	$1	$1,380,669	$(533,536)	$(216)	$—	$846,918
Employee stock-based compensation, net	—	—	13,547	—	—	—	13,547
Issuance of common stock for equity incentive awards	40,950	—	507	—	—	—	507
Unrealized gain on investments	—	—	—	—	26	—	26
Unrealized currency translation gain	—	—	—	—	24	—	24
Net loss	—	—	—	(65,561)	—	—	(65,561)
Balance at June 30, 2025	112,329,709	$1	$1,394,723	$(599,097)	$(166)	$—	$795,461

	Six-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$—	$880,278
Employee stock-based compensation, net	—	—	24,895	—	—	—	24,895
Issuance of common stock under employee stock plans	756,190	—	856	—	—	—	856
Unrealized gain on investments	—	—	—	—	589	—	589
Unrealized currency translation gain	—	—	—	—	33	—	33
Net loss	—	—	—	(111,190)	—	—	(111,190)
Balance at June 30, 2025	112,329,709	$1	$1,394,723	$(599,097)	$(166)	$—	$795,461

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at March 31, 2024	110,228,869	$1	$1,340,789	$(405,300)	$(1,599)	$—	$933,891
Employee stock-based compensation, net	—	—	7,082	—	—	—	7,082
Issuance of common stock under employee stock plans	567,331	—	2,930	—	—	—	2,930
Unrealized loss on investments	—	—	—	—	(699)	—	(699)
Unrealized currency translation gain	—	—	—	—	26	—	26
Net loss	—	—	—	(22,250)	—	—	(22,250)
Balance at June 30, 2024	110,796,200	$1	$1,350,801	$(427,550)	$(2,272)	$—	$920,980

	Six-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	15,063	—	—	—	15,063
Shares withheld related to employee tax withholding	(833,711)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	2,648,188	—	7,291	—	—	—	7,291
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized loss on investments	—	—	—	—	(1,824)	—	(1,824)
Unrealized currency translation loss	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(49,606)	—	—	(49,606)
Balance at June 30, 2024	110,796,200	$1	$1,350,801	$(427,550)	$(2,272)	$—	$920,980

See accompanying notes to the unaudited condensed consolidated financial statements.

4

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(111,190)	$(49,606)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(5,524)	(8,257)
Amortization of financing costs	48	46
Stock-based compensation	24,895	15,063
Amortization of right-of-use assets	223	149
Realized (gain) loss on investment	(4)	2
Interest expense related to operating lease liability	18	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,643)	1,669
Accrued interest, net of interest receivable on maturity of investments	2,459	498
Accounts payable	(4,319)	3,577
Accrued expenses	8,904	2,372
Lease liability	(259)	(178)
Net cash used in operating activities	(99,392)	(34,647)
Cash flows from investing activities
Purchases of investments	(356,090)	(826,423)
Proceeds from maturities of investments	461,841	240,572
Net cash provided by (used in) investing activities	105,751	(585,851)
Cash flows from financing activities
Public offering, net of offering costs	—	597,094
Value of shares withheld related to employee tax withholding	—	(42,101)
Proceeds from exercises of stock options and other stock issuances	856	7,291
ATM offering, net of fees	—	46,658
Net cash provided by financing activities	856	608,942
Net increase (decrease) in cash and cash equivalents	7,215	(11,556)
Cash and cash equivalents beginning of period	26,676	55,516
Effect of exchange rate changes on cash	(11)	(45)
Cash and cash equivalents end of period	$33,880	$43,915

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$75

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheet as of June 30, 2025, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. The December 31, 2024 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2025 and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements. Significant estimates made in preparing these condensed consolidated financial statements relate to accounting for an operating lease and certain commitments. Actual results could differ from those estimates.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 4 for additional information.

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

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of fees paid to contract research organizations ("CROs") and clinical trial sites, employee- and consultant-related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible to receive, and has received, under the AusIndustry Research and Tax Development Tax Incentive Program, an amount of cash from the Australian Taxation Office. The annual tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

For the Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) and 2024 Employee Stock Purchase Plan, which replaced the 2014 ESPP (the “2024 ESPP”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2014 ESPP allowed and the 2024 ESPP allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

FASB Accounting Standards Codification Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the Company’s condensed consolidated financial statements in accordance with GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2025 and 2024, foreign currency transaction gain amounted to $24,000 and $26,000, respectively. For the six months ended June 30, 2025, foreign currency transaction gain amounted to $33,000. For the six months ended June 30, 2024, foreign currency transaction loss amounted to $59,000.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(65,561)	$(22,250)	$(111,190)	$(49,606)

Denominator:
Weighted-average common shares outstanding	112,317,520	110,573,266	112,285,027	107,106,833
Less: Weighted-average shares subject to repurchase	(183,095)	(183,095)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	112,134,425	110,390,171	112,101,932	106,923,738

Net loss per share:
Basic and diluted	$(0.58)	$(0.20)	$(0.99)	$(0.46)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2025	2024
Restricted stock units	2,298,292	2,829,187
Common stock subject to repurchase	183,095	183,095
Common stock options	5,185,757	5,115,678
	7,667,144	8,127,960

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of June 30, 2025 and December 31, 2024, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2025 or during the year ended December 31, 2024.

Investments classified as available-for-sale as of June 30, 2025 consisted of the following (in thousands):

As of June 30, 2025	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$16,723	$—	$—	$16,723
Corporate debt securities (2)	663,709	775	(410)	664,074
Government debt securities (2)	93,097	44	(94)	93,047
	$773,529	$819	$(504)	$773,844

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2025, there were 142 securities in an unrealized gain position and there were 167 securities in an unrealized loss position. The unrealized gains were less than $47,000 individually and $819,000 in the aggregate. The unrealized losses were less than $19,000 individually and $504,000 in the aggregate. Although historically the Company has chosen not to sell its investments before maturity, the Company expects that it may need to do so from time to time as its expenses increase. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At June 30, 2025, none of these securities were classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet, and $230.0 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments and accounts payable. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of June 30, 2025 and December 31, 2024, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2025, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$25,174	$25,174	$—	$—
Short-term investments
Commercial paper, available-for-sale	16,723	—	16,723	—
Corporate debt securities, available-for-sale	664,074	—	664,074	—
Government debt securities, available-for-sale	93,047	—	93,047	—
Total financial assets	$799,018	$25,174	$773,844	$—

		Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$18,592	$17,554	$1,038	$—
Short-term investments
Commercial paper, available-for-sale	10,520	—	10,520	—
Corporate debt securities, available-for-sale	719,317	—	719,317	—
Government debt securities, available-for-sale	146,099	—	146,099	—
Total financial assets	$894,528	$17,554	$876,974	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

As of June 30, 2025, the Company has one operating lease (the “Office Lease”) and one operating sublease (the "Office Sublease"). The Office Lease is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). The Office Sublease is for office space under a sublease that commenced on September 16, 2024 and expires on March 31, 2026 (the "Sublease Term"). Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2025 and December 31, 2024 (in thousands, except for years and %):

	June 30, 2025	December 31, 2024

Right-of-use assets	$780	$1,003

Lease liability obligations, current	$468	$489
Lease liability obligations, less current portion	410	630
Total lease liability obligations	$878	$1,119

Weighted-average remaining lease term	1.91 years	2.57 years

Weighted-average discount rate	3.51%	3.65%

During the three and six months ended June 30, 2025, the Company recognized $119,000 and $243,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2024, the Company recognized $85,000 and $171,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2025 are as follows (in thousands):

Remainder of 2025	262
2026	418
2027	227
Total minimum lease payments	$907
Less: amount representing interest	$(29)
Total lease liability obligations	$878

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

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, $0.00001 par value per share.

In February 2014, the Company entered into a stock purchase agreement with one of its founders. The agreement provided for the purchase of 1,000,000 shares of the Company’s common stock at a price per share of $0.01 in exchange for future services to be rendered to the Company as measured by certain performance criteria. The shares were subject to a repurchase option and were to vest in two tranches of 500,000 shares each, upon achievement of the performance target or upon a triggering event as defined in the stock purchase agreement ("Founder Agreement").

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined in the stock purchase agreement. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three and six months ended June 30, 2024.

In May 2025, the Company modified the performance goals of the remaining 183,095 shares, such that the shares vest upon the achievement of three new performance goals relating to the development and execution of the Company’s long-term plans. The reason for the modification was to provide additional incentives toward achieving the Company’s long-term plans. As of June 30, 2025, none of the awards have been forfeited and the remaining three milestones have not been met but are deemed probable of achievement.

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC (collectively, the “Agents”). Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement the Company previously entered into on July 28, 2021 was amended to provide that the Company’s offer and sale of shares from time to time through or to the Agents, as sales agent or principal (the “ATM Offering”), could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any shares of the Company’s common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of the Company’s common stock pursuant to the ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). From the date of the ATM Prospectus through June 30, 2025, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of June 30, 2025, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

During the six months ended June 30, 2025 and 2024, the Company issued 7,764 and 166,816 shares of its common stock pursuant to the 2024 ESPP, respectively.

In February 2025, the Company’s Board of Directors authorized a stock repurchase program effective February 27, 2025, whereby the Company may purchase up to $250.0 million in shares of its common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Company did not repurchase any shares of its common stock under the Repurchase Program during the quarter ended June 30, 2025.

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

2024 ESPP. On May 21, 2024, the Company’s stockholders approved the 2024 ESPP, which replaced the 2014 ESPP. No further shares have been, or will be, issued to participants under the 2014 ESPP since May 21, 2024. The maximum number of shares of the Company’s common stock that may be issued under the 2024 ESPP will not exceed 5,500,000 shares for issuance pursuant to purchases under the 2024 ESPP. The shares of common stock available for purchase pursuant to the 2024 ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise held in treasury or shares of the Company’s common stock that are purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the 2024 ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the 2024 ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the 2024 ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”)), is eligible to participate in the 2024 ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the 2024 ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

During the three and six months ended June 30, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Stock options	$3,619	$2,253	$7,867	$4,681
Restricted stock and restricted stock units	9,763	4,383	16,723	9,439
Employee stock purchase plan	165	446	305	943
Total stock-based compensation expense included in expenses	$13,547	$7,082	$24,895	$15,063
Stock-based compensation expense by line item:
Research and development expenses	$3,543	$1,894	$7,524	$4,047
General and administrative expenses	10,004	5,189	17,371	11,017
Total stock-based compensation expense included in expenses	$13,547	$7,082	$24,895	$15,063

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2025
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$25,497	2.48
Restricted stock and restricted stock units	$26,012	1.79

The following table is a summary of restricted stock activity during the six months ended June 30, 2025:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at June 30, 2025	183,095	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2025:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2024	2,537,352	$11.68
Granted	560,955	$42.89
Vested	(668,015)	$12.65
Forfeited	—	$—
Cancelled	(132,000)	$5.80
Unvested at June 30, 2025	2,298,292	$19.35

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

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2025, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through June 30, 2025 and no stock-based compensation expense during the six months ended June 30, 2025.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2025, no PRSU awards were forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $9.0 million through June 30, 2025 and stock-based compensation expense of $757,000 during the six months ended June 30, 2025.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2025, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $12.2 million through June 30, 2025 and stock-based compensation expense of $1.5 million during the six months ended June 30, 2025.

In January 2025, the Company issued 304,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2025, no PRSU awards had been forfeited, one of the four milestones had been met and the remaining three milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $8.1 million during the six months ended June 30, 2025.

In May 2025, the Company modified the performance goals related to the Founder Agreement for the remaining 183,095 shares, such that the shares vest upon the achievement of three performance goals. The incremental cost related to this modification totaled $5.2 million. As of June 30, 2025, none of the awards have been forfeited, and the remaining three milestones have not been achieved but are deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $2.7 million during the six months ended June 30, 2025.

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	4,734,460	$11.10	7.28	141,297,000
Granted	546,708	$37.77
Exercised	(80,411)	$7.42
Forfeited	—	$—
Cancelled	(15,000)	$28.04
Options outstanding at June 30, 2025	5,185,757	$13.92	7.10	76,607,000
Options exercisable at June 30, 2025	2,908,218	$9.29	6.24	51,632,000

The Company received $0.9 million and $7.3 million in cash proceeds from option exercises and 2024 ESPP common stock issuances during the six months ended June 30, 2025 and 2024, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2025 was $27.42.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2025 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2025
Expected volatility	82.50%
Expected term (in years)	5.96
Risk-free interest rate	4.28%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2025, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statements of operations and comprehensive loss.

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

Significant expenses within loss from operations include research and development and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other segment items within net loss include interest income, net and amortization of financing costs.

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2025, and events which occurred subsequent to June 30, 2025, but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the condensed consolidated financial statements.

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

The Phase 2 VENTURE study was a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study enrolled adults who were obese (BMI >= 30 kg/m2) or adults who were overweight (BMI >= 27kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study was the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. We expect to report the results from this study in the second half of 2025.

In June 2025, we announced the initiation of our VANQUISH Phase 3 program, which includes two studies evaluating VK2735: one in adults with obesity and one in obese or overweight adults with type 2 diabetes. Each study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy and safety of VK2735 administered by subcutaneous injection once weekly for 78 weeks. The VANQUISH-1 study will target enrollment of approximately 4,500 adults who are obese (BMI ≥30 kg/m2) or who are overweight (BMI ≥27 kg/m2) with at least one weight-related co-morbid condition. The VANQUISH-2 study will target enrollment of approximately 1,100 adults with type 2 diabetes who are obese or overweight. Participants in both trials will be randomized to one of four weekly treatment arms: VK2735 7.5 mg, VK2735 12.5 mg, VK2735 17.5 mg and placebo. The primary endpoint of the trials is the percent change in body weight from baseline for participants receiving VK2735 as compared to placebo after 78 weeks of treatment. Secondary and exploratory endpoints will evaluate a range of additional safety and efficacy measures, including the percentage of patients who achieve ≥5%, ≥10%, ≥15% and ≥20% body weight reduction. Each study will include an open-label extension allowing participants the opportunity to continue receiving treatment following completion of the primary dosing period.

On March 28, 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which was an extension of our completed Phase 1 evaluation of subcutaneously administered VK2735, evaluated daily oral doses for 28 days. On March 26, 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%.

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

In June 2024, we announced positive 52-week histologic data from the VOYAGE study with up to 75% of patients treated with VK2809 achieving NASH/MASH resolution with no worsening of fibrosis as compared to 29% for placebo (p=0.0001), up to 57% of VK2809-treated patients achieving ≥1-stage improvement in fibrosis with no worsening of NASH/MASH as compared to 34% for placebo (p<0.05) and up to 48% of VK2809-treated patients achieving both resolution of NASH/MASH and a ≥1-stage improvement in fibrosis as compared to 20% for placebo (p=0.01). Adverse events, including gastrointestinal-related adverse events, were similar among VK2809-treated patients vs. placebo at week 52 and consistent with prior data reported at week 12. VK2809 has been evaluated in eight completed clinical studies, which enrolled more than 400 subjects.

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

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. We plan to file an investigational new drug application for this program in the fourth quarter of this year.

Other programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related serious adverse events reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 Oral, VK2809, VK0214, VK5211 and DACRA programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 26, 2025.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2024, we incurred $101.6 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, the VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the six months ended June 30, 2025, we incurred $101.5 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH clinical trial, the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The following table provides a breakout of expenses by major cost type:

(in thousands)	June 30, 2025	June 30, 2024
Personnel, facility and equipment, and other overhead costs	$14,768	$8,635
Clinical and other development costs	$86,775	$39,237
Total	$101,543	$47,872

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to our preclinical, nonclinical and clinical development costs and drug manufacturing costs, which we consider to be critical accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 and Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
Research and development expenses	$60,153	$23,769	$36,384	153.1%

The increase in research and development expenses during the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to clinical studies of $20.5 million, manufacturing for our drug candidates of $10.6 million, pre-clinical studies of $2.2 million, stock-based compensation of $1.6 million and salaries and benefits of $1.0 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
General and administrative expenses	$14,421	$10,285	$4,136	40.2%

The increase in general and administrative expenses during the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to stock-based compensation of $4.8 million and salaries and benefits of $0.3 million, partially offset by a decrease in legal and patent services of $1.2 million.

Total Other Income, Net

The following table summarizes our total other income, net for the three months ended June 30, 2025 and 2024 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
Total other income, net	$9,013	$11,804	$(2,791)	(23.6)%

Total other income, net recognized during the three months ended June 30, 2025 and 2024 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Six Months Ended June 30, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
Research and development expenses	$101,543	$47,872	$53,671	112.1%

The increase in research and development expenses during the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to clinical studies of $27.2 million, manufacturing for our drug candidates of $21.1 million, stock-based compensation of $3.5 million and salaries and benefits of $2.2 million, partially offset by a decrease in expenses related to pre-clinical studies of $0.7 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
General and administrative expenses	$28,500	$20,255	$8,245	40.7%

The increase in general and administrative expenses during the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to stock-based compensation of $6.4 million, legal and patent services of $1.6 million and insurance of $0.5 million, partially offset by a decrease in third party consultants of $0.3 million.

Total Other Income, Net

The following table summarizes our total other income, net for the six months ended June 30, 2025 and 2024 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
Total other income, net	$18,853	$18,521	$332	1.8%

Total other income, net recognized during the six months ended June 30, 2025 and 2024 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $807.7 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2026, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or collectively, the Agents. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement we previously entered into on July 28, 2021 was amended to provide that our offer and sale of shares from time to time through or to the Agents, as sales agent or principal, or the ATM Offering, could be conducted off of registration statements on Form S-3 subsequently filed by us. Any shares of our common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. From the date of the ATM Prospectus through December 31, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of June 30, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We did not repurchase any shares of our common stock under the Repurchase Program during the six months ended June 30, 2025.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(99,392)	$(34,647)
Cash provided by (used in) investing activities	$105,751	$(585,851)
Cash provided by financing activities	$856	$608,942

Cash Used in Operating Activities

During the six months ended June 30, 2025, cash used in operating activities of $99.4 million primarily reflected our net losses for the period, adjusted by non-cash charges such as accrued expenses, stock-based compensation, prepaid expenses and other assets, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest, net of interest received on maturity of investments, partially offset by a decrease in amortization of investment premiums and decreases in accounts payable and lease liability.

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

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities of $105.8 million resulted primarily from the purchase of investments of $356.1 million, partially offset by the proceeds of maturities of investments of $461.8 million.

During the six months ended June 30, 2024, cash used in investing activities of $585.9 million resulted primarily from the purchase of investments of $826.4 million, partially offset by the proceeds of maturities of investments of $240.6 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $0.9 million, which consisted of proceeds from certain option exercises.

During the six months ended June 30, 2024, cash provided by financing activities was $608.9 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises and 2014 ESPP common stock issuances of $7.3 million and proceeds from the ATM Offering, net of fees, of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

Future Funding Requirements

As of the date of this Quarterly Report on Form 10-Q and based upon our current operating plan, we believe that we have sufficient capital to fund our operating and capital requirements for at least the next 12 months. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. We expect to finance future cash needs through public or private equity or debt offerings; however, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$33,880	$26,676
Short-term investments – available-for-sale	$773,844	$875,936
Total	$807,724	$902,612

Based on the above balances at June 30, 2025, if short-term interest rates increased or decreased by 10%, or 4.3 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $1.3 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC Commission affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of Viking, including monetary and non-monetary sanctions. We plan to continue to vigorously pursue, as necessary, all of our legal remedies in these litigations, including through any appeals processes that the Ascletis Defendants may initiate, but there is no guarantee that we will be successful in these efforts.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, which is in Phase 3 development; VK2735 oral, VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development; VK0214, for which we recently completed a Phase 1b clinical trial; as well as the dual amylin and calcitonin receptor agonist, or DACRA, diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2025, we had an accumulated deficit of $599.1 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

*We are substantially dependent on technologies we licensed from Ligand, and if we lose the license to such technologies or our master license agreement with Ligand, or the Master License Agreement, is terminated for any reason, our ability to develop existing and new drug candidates would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DACRA, DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, for which, other than VK2735, our current drug candidates have not yet reached and may never reach, and for VK2735, we have only just recently commenced the Phase 3 studies. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity, and in June 2025, we announced the initiation of our VANQUISH Phase 3 program for the subcutaneous formulation. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809 and in June 2024, we announced positive 52-week histologic data from the VOYAGE study. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. In October 2024, we reported positive data from our Phase 1b clinical trial of VK0214 in patients with X-ALD. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 subcutaneous or VK2809 or our Phase 1b clinical trial for VK0214 will be repeated for our other drug candidates or lead to other positive outcomes, including our VANQUISH Phase 3 program or any other clinical trials that we may initiate. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2025, we had cash, cash equivalents and investments totaling $807.7 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of June 30, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Patient enrollment may also be affected by other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the ongoing conflict between Russia and Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conflicts. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may have been reluctant or unable to visit clinical sites, or may have delayed seeking treatment for chronic conditions.

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

There remains substantial uncertainty as to how the current U.S. administration will seek to or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Furthermore, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the long-standing Chevron doctrine that required courts to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes, could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. The Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, and MariTide from Amgen Inc. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Biomed Industries, Inc., Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gubra, Hanmi Pharmaceutical Co., Ltd., Huadong Medicine Co., Kailera Therapeutics, Kallyope Inc., Metsera, MetaVia, NodThera, QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in our clinical trials, and other than the agreements with Corden Pharma Colorado, Inc. and its affiliates, or CordenPharma, for VK2735, we lack the current resources and the capability to manufacture any of our drug candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our drug candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our drug candidates for our clinical trials, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete such clinical trial, any significant delay or discontinuity in the supply of a drug candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug candidates, which could harm our business, financial condition and results of operations.

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

We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates. For example, on March 10, 2025, we entered into broad, multi-year manufacturing agreements, or the Manufacturing Agreements, with CordenPharma, covering both the active pharmaceutical ingredient, or API, and final finished product supply for VK2735. Under the terms of the Manufacturing Agreements, we have secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. In exchange for dedicated API and fill/finish capacity, we will make prepayments to CordenPharma, to be paid over the period from 2025 to 2028. These prepayments will be fully credited against future orders.

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

We do not have a sales and marketing organization, and we have limited experience as a company in the sales, marketing and distribution of pharmaceutical products. If any of our drug candidates are approved for commercialization, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any resulting product or any product resulting from any of our other drug candidates is expensive and time-consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our drug candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we marketed and sold our drug candidates independently. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

*If we fail to obtain and sustain an adequate level of reimbursement for our potential products by third-party payors, potential future sales would be materially adversely affected.

Although we believe that there will be a significant cash pay market for obesity drugs, there certainly would be a much larger obesity market with reimbursement from third-party payors and likely no viable commercial market for our other drug candidates, if approved, without reimbursement from third-party payors. Reimbursement policies may be affected by future healthcare reform measures. We cannot be certain that reimbursement will be available for our current drug candidates or any other drug candidate we may develop. Additionally, even if there is a viable commercial market, if the level of reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

There remains substantial uncertainty as to how the current U.S. administration will seek to or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

*Our business may be impacted by actions of the current U.S. administration, including executive orders, policies, new legislation and judicial decisions.

Actions of the current U.S. administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers and employees. Failure to comply with new administration actions could expose us to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.

*Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, which includes the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal data between the EU and the UK (as the UK correspondingly allows transfers back to the EU), which was recently extended through December 27, 2025. However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2025, we had forty-eight full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

*Business disruptions such as natural disasters could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conflicts could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

*The impact of the ongoing conflict between Russian and Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conflicts on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of the ongoing conflict between Russia and Ukraine, the Israel-Hamas war and the conflict between Israel and Iran are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conflicts may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine, Israel or Iran may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine, Israel or Iran may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

Furthermore, the current U.S. administration has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated and is continuing to consider imposing additional tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business and financial condition.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2025, we owned or co-owned 182 patent applications and 44 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

We depend on our ability to protect our proprietary or licensed technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability, Ligand’s and any future licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We currently in-license some of our intellectual property rights to develop our drug candidates and may in-license additional intellectual property rights in the future. Under the terms of the Master License Agreement, Ligand has the first right to file, prosecute and maintain the patents subject to the Master License Agreement in its name. We cannot be certain that patent enforcement activities by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that our current or future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from continuing to license intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of June 30, 2025, for each of VK2809 and VK0214, we in-licensed two patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, four U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned three additional U.S. patents, two U.S. patent applications, one PCT application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of June 30, 2025. For VK5211, as of June 30, 2025, we in-licensed nine patents in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of June 30, 2025, for our GLP-1 program, we own two U.S. patents, additional patents in certain foreign jurisdictions, two PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination that the Ascletis Defendants misappropriated our trade secrets and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC Commission affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of us, including monetary and non-monetary sanctions. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2025, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of June 30, 2025, our executive officers, directors and 5% or greater stockholders beneficially owned 23.3% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

*Changes in tax laws could adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law and extended many of the tax law provisions that were set to expire in 2025. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 23, 2025	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 23, 2025	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)