Form 10-Q
period 2025-09-30
Viking Therapeutics, Inc.
filed 2025-10-23
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 15, 2025
Common stock, $0.00001 par value	113,036,344

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,376	$26,676
Short-term investments – available-for-sale	614,194	875,936
Prepaid clinical trial and preclinical study costs	21,891	3,476
Prepaid expenses and other current assets	2,242	1,128
Total current assets	738,703	907,216
Right-of-use assets	666	1,003
Deferred financing costs	—	56
Deposits	46	46
Total assets	$739,415	$908,321
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,413	$9,813
Other accrued liabilities	21,217	17,111
Lease liability, current	437	489
Total current liabilities	26,067	27,413
Lease liability, net of current portion	318	630
Total long-term liabilities	318	630
Total liabilities	26,385	28,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 112,446,961 shares issued and outstanding at September 30, 2025 and 111,573,519 shares issued and outstanding at December 31, 2024	1	1
Treasury stock at cost, no shares at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,402,539	1,368,972
Accumulated deficit	(689,884)	(487,907)
Accumulated other comprehensive loss	374	(788)
Total stockholders’ equity	713,030	880,278
Total liabilities and stockholders’ equity	$739,415	$908,321

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	89,953	22,785	191,496	70,657
General and administrative	8,608	13,771	37,108	34,026
Total operating expenses	98,561	36,556	228,604	104,683
Loss from operations	(98,561)	(36,556)	(228,604)	(104,683)
Other income (expense):
Amortization of financing costs	(8)	(24)	(56)	(70)
Interest income, net	7,772	11,531	26,669	30,096
Realized gain on investments, net	10	109	14	111
Total other income, net	7,774	11,616	26,627	30,137
Net loss	(90,787)	(24,940)	(201,977)	(74,546)
Other comprehensive loss, net of tax:
Unrealized gain on securities	540	3,902	1,129	2,079
Foreign currency translation gain (loss)	—	2	33	(58)
Comprehensive loss	$(90,247)	$(21,036)	$(200,815)	$(72,525)
Basic and diluted net loss per share	$(0.81)	$(0.22)	$(1.80)	$(0.69)
Weighted-average shares used to compute basic and diluted net loss per share	112,320	110,911	112,217	108,262

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at June 30, 2025	112,329,709	$1	$1,394,723	$(599,097)	$(166)	$—	$795,461
Employee stock-based compensation, net	—	—	7,336	—	—	—	7,336
Shares withheld related to employee tax withholding	76,002	—	—	—	—	—	—
Issuance of common stock under employee stock plans	41,250	—	480	—	—	—	480
Unrealized gain on investments	—	—	—	—	540	—	540
Unrealized currency translation gain	—	—	—	—	—	—	—
Net loss	—	—	—	(90,787)	—	—	(90,787)
Balance at September 30, 2025	112,446,961	$1	$1,402,539	$(689,884)	$374	$—	$713,030

	Nine-Month Period Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Total
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$—	$880,278
Employee stock-based compensation, net	—	—	32,231	—	—	—	32,231
Shares withheld related to employee tax withholding	76,002	—	—	—	—	—	—
Issuance of common stock under employee stock plans	797,440	—	1,336	—	—	—	1,336
Unrealized gain on investments	—	—	—	—	1,129	—	1,129
Unrealized currency translation gain	—	—	—	—	33	—	33
Net loss	—	—	—	(201,977)	—	—	(201,977)
Balance at September 30, 2025	112,446,961	$1	$1,402,539	$(689,884)	$374	$—	$713,030

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

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(201,977)	$(74,546)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(7,553)	(13,236)
Amortization of financing costs	56	70
Stock-based compensation	32,231	24,045
Amortization of right-of-use assets	337	236
Realized (gain) loss on investment	(14)	(111)
Interest expense related to operating lease liability	26	27
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,477)	(1,059)
Accrued interest, net of interest receivable on maturity of investments	4,663	1,845
Accounts payable	(5,400)	(7,258)
Accrued expenses	4,102	13,652
Lease liability	(389)	(274)
Net cash used in operating activities	(193,395)	(56,609)
Cash flows from investing activities
Purchases of investments	(377,544)	(976,408)
Proceeds from sales and maturities of investments	643,320	416,458
Net cash provided by (used in) investing activities	265,776	(559,950)
Cash flows from financing activities
Public offering, net of offering costs	—	597,094
Value of shares withheld related to employee tax withholding	—	(42,101)
Proceeds from exercises of stock options and other stock issuances	1,336	9,813
ATM offering, net of fees	—	46,658
Net cash provided by financing activities	1,336	611,464
Net increase (decrease) in cash and cash equivalents	73,717	(5,095)
Cash and cash equivalents beginning of period	26,676	55,516
Effect of exchange rate changes on cash	(17)	(74)
Cash and cash equivalents end of period	$100,376	$50,347

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Right-of-use asset obtained in exchange for lease obligation	$—	$223

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

The Company was incorporated under the laws of the State of Delaware on September 24, 2012 and its principal executive offices are located in San Diego, California, with subsidiaries located in Adelaide, Australia and Dublin, Ireland.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheet as of September 30, 2025, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 26, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, the unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. The December 31, 2024 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2025 and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs for the Company and its subsidiaries primarily consist of fees paid to contract research organizations ("CROs") and clinical trial sites, employee- and consultant-related expenses, which include salaries, benefits and stock-based compensation for research and development personnel, external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in preclinical studies, clinical trials and research and development.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2025, there was no foreign currency transaction gain or loss. For the three months ended September 30, 2024, foreign currency transaction gain amounted to $2,000. For the nine months ended September 30, 2025, foreign currency transaction gain amounted to $33,000. For the nine months ended September 30, 2024, foreign currency transaction loss amounted to $58,000.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(90,787)	$(24,940)	$(201,977)	$(74,546)

Denominator:
Weighted-average common shares outstanding	112,440,613	111,093,799	112,337,459	108,445,522
Less: Weighted-average shares subject to repurchase	(120,843)	(183,095)	(120,843)	(183,095)
Denominator for basic and diluted net loss per share	112,319,770	110,910,704	112,216,616	108,262,427

Net loss per share:
Basic and diluted	$(0.81)	$(0.22)	$(1.80)	$(0.69)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2025	2024
Restricted stock units	2,224,506	2,537,352
Common stock subject to repurchase	120,843	183,095
Common stock options	5,172,332	4,864,642
	7,517,681	7,585,089

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of September 30, 2025 and December 31, 2024, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities. There was a $14,000 gain on sales of certain available-for-sale securities during the three and nine months ended September 30, 2025. There were no sales of available-for-sale securities during the year ended December 31, 2024.

Investments classified as available-for-sale as of September 30, 2025 consisted of the following (in thousands):

As of September 30, 2025	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$12,884	$—	$—	$12,884
Corporate debt securities (2)	544,136	943	(131)	544,948
Government debt securities (2)	56,310	65	(13)	56,362
	$613,330	$1,008	$(144)	$614,194

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2025, there were 181 securities in an unrealized gain position and there were 82 securities in an unrealized loss position. The unrealized gains were less than $34,000 individually and $1,008,000 in the aggregate. The unrealized losses were less than $10,000 individually and $154,000 in the aggregate. Although historically the Company has chosen not to sell its investments before maturity, the Company expects that it may need to do so from time to time as its expenses increase. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At September 30, 2025, none of these securities were classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet, and $123.2 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of September 30, 2025 and December 31, 2024, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds. The Company’s financial assets valued based on Level 2 inputs consist of commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2025, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$68,847	$49,519	$19,328	$—
Short-term investments
Commercial paper, available-for-sale	12,884	—	12,884	—
Corporate debt securities, available-for-sale	544,948	—	544,948	—
Government debt securities, available-for-sale	56,362	—	56,362	—
Total financial assets	$683,041	$49,519	$633,522	$—

		Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$18,592	$17,554	$1,038	$—
Short-term investments
Commercial paper, available-for-sale	10,520	—	10,520	—
Corporate debt securities, available-for-sale	719,317	—	719,317	—
Government debt securities, available-for-sale	146,099	—	146,099	—
Total financial assets	$894,528	$17,554	$876,974	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

As of September 30, 2025, the Company has one operating lease (the “Office Lease”) and one operating sublease (the “Office Sublease”). The Office Lease is for office space under a lease that commenced on March 1, 2022 and expires on July 31, 2027 (the “Term”). The Office Sublease is for office space under a sublease that commenced on September 16, 2024 and expires on March 31, 2026 (the "Sublease Term"). Below is a summary of the Company’s ROU assets and lease liabilities as of September 30, 2025 and December 31, 2024 (in thousands, except for years and %):

	September 30, 2025	December 31, 2024

Right-of-use assets	$666	$1,003

Lease liability obligations, current	$437	$489
Lease liability obligations, less current portion	318	630
Total lease liability obligations	$755	$1,119

Weighted-average remaining lease term	1.92 years	2.57 years

Weighted-average discount rate	3.40%	3.65%

During the three and nine months ended September 30, 2025, the Company recognized $123,000 and $366,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2024, the Company recognized $97,000 and $268,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of September 30, 2025 are as follows (in thousands):

Remainder of 2025	131
2026	418
2027	227
Total minimum lease payments	$776
Less: amount representing interest	$(21)
Total lease liability obligations	$755

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Office Lease, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease. The option to extend the term of the Office Lease was recognized as part of the Company’s lease liability and right-of-use assets. Refer to Note 9 for additional information.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2025 and December 31, 2024. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

In May 2025, the Company modified the performance goals related to the remaining 183,095 shares, such that the shares vest upon the achievement of three new performance goals relating to the development and execution of the Company’s long-term plans. The reason for the modification was to provide additional incentives toward achieving the Company’s long-term plans.

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

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC (collectively, the “Agents”). Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement the Company previously entered into on July 28, 2021 was amended to provide that the Company’s offer and sale of shares from time to time through or to the Agents, as sales agent or principal (the “ATM Offering”), could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any shares of the Company’s common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of the Company’s common stock pursuant to the ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). From the date of the ATM Prospectus through September 30, 2025, 1,426,303 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of September 30, 2025, the Company may sell shares of its common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

During the nine months ended September 30, 2025 and 2024, the Company issued 7,764 and 166,816 shares of its common stock pursuant to the 2024 ESPP, respectively.

In February 2025, the Company’s Board of Directors authorized a stock repurchase program effective February 27, 2025, whereby the Company may purchase up to $250.0 million in shares of its common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Company did not repurchase any shares of its common stock under the Repurchase Program during the quarter ended September 30, 2025.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Stock options	$3,623	$3,467	$11,489	$8,148
Restricted stock and restricted stock units	3,481	5,440	20,205	14,879
Employee stock purchase plan	232	75	537	1,018
Total stock-based compensation expense included in expenses	$7,336	$8,982	$32,231	$24,045
Stock-based compensation expense by line item:
Research and development expenses	$2,595	$3,016	$10,119	$7,062
General and administrative expenses	4,741	5,966	22,112	16,983
Total stock-based compensation expense included in expenses	$7,336	$8,982	$32,231	$24,045

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2025
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$22,494	2.33
Restricted stock and restricted stock units	$20,800	1.85

The following table is a summary of restricted stock activity during the nine months ended September 30, 2025:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	183,095	$0.17
Granted	—	$—
Vested	(62,252)	$0.17
Forfeited	—	$—
Repurchased	—	$—
Unvested at September 30, 2025	120,843	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2025:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2024	2,537,352	$11.68
Granted	563,171	$42.82
Vested	(744,017)	$15.74
Forfeited	—	$—
Cancelled	(132,000)	$5.80
Unvested at September 30, 2025	2,224,506	$18.56

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

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2025, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through September 30, 2025 and no stock-based compensation expense during the nine months ended September 30, 2025.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2025, no PRSU awards were forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $9.5 million through September 30, 2025 and stock-based compensation expense of $1.2 million during the nine months ended September 30, 2025.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2025, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $11.9 million through September 30, 2025 and stock-based compensation expense of $1.1 million during the nine months ended September

30, 2025.

In January 2025, the Company issued 228,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2025, no PRSU awards had been forfeited, one of the four milestones had been met and the remaining three milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $8.4 million during the nine months ended September 30, 2025.

In May 2025, the Company modified the performance goals related to the Founder Agreement for the remaining 183,095 unvested shares, such that the shares vest upon the achievement of three performance goals. The incremental cost related to this modification totaled $5.2 million. As of September 30, 2025, none of the awards had been forfeited, one of the three milestones had been met and 62,252 shares vested, and the remaining two milestones, related to the remaining 120,843 unvested shares, were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $3.8 million during the nine months ended September 30, 2025.

The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	4,734,460	$11.10	7.28	141,297,000
Granted	595,033	$36.89
Exercised	(121,661)	$8.85
Forfeited	—	$—
Cancelled	(35,500)	$28.22
Options outstanding at September 30, 2025	5,172,332	$14.00	6.86	74,995,000
Options exercisable at September 30, 2025	2,932,288	$9.74	6.02	50,926,000

The Company received $1.3 million and $9.8 million in cash proceeds from option exercises and 2024 ESPP common stock issuances during the nine months ended September 30, 2025 and 2024, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2025 was $26.79.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2025 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2025
Expected volatility	82.83%
Expected term (in years)	5.95
Risk-free interest rate	4.24%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2025, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statements of operations and comprehensive loss.

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

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease. On October 17, 2025, the Company exercised this extension option. Please refer to Note 4 for additional information.

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2025, and events which occurred subsequent to September 30, 2025, but were not recognized in the condensed consolidated financial statements.

On October 17, 2025, the Company amended the Office Lease with One Pacific Heights LLC (the “Amended Lease”). The Amended Lease is for approximately 25,062 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 500, San Diego, California 92121 (the “New Premises”). The New Premises will be the Company's corporate headquarters upon the later of (i) the date of substantial competition of certain tenant improvements provided for in the Amended Lease or (ii) April 1, 2026 (the “Substitution Date”).

The Amended Lease will expire on the last day of the 67th month following the Substitution Date (the “Term”). Monthly base rent payments due under the Amended Lease for the New Premises are $63,000, subject to annual increases pursuant to the Amended Lease during the term. Under the Amended Lease, the Company is responsible for certain charges for common area maintenance and other costs, including utility expenses, and the Amended Lease provides for abatement of rent during certain periods and escalating rent payments throughout the term.

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

On January 8, 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, and on August 19, 2025, we announced positive top-line results from the trial. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving oral VK2735 demonstrating statistically significant reductions in body weight compared with placebo. Additionally, the trial showed oral VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of treatment emergent adverse events being categorized as mild or moderate.

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

Research and Development Expenses

During the year ended December 31, 2024, we incurred $101.6 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, the VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the nine months ended September 30, 2025, we incurred $191.5 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH clinical trial, the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

We manage and prioritize our research and development expenses dynamically based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, available human and capital resources and other considerations. We regularly review our research and development activities and, as necessary, reallocate resources among our programs, product candidates and external opportunities that we believe will best support the long-term growth of our business. We do not track total research and development expenses by program, product candidate, or development phase.

The following table provides a breakout of expenses by major cost type:

(in thousands)	September 30, 2025	September 30, 2024
Personnel, facility and equipment, and other overhead costs	$21,378	$13,851
Clinical and other development costs	$170,118	$56,806
Total	$191,496	$70,657

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
Research and development expenses	$89,953	$22,785	$67,168	294.8%

The increase in research and development expenses during the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to clinical studies of $62.8 million, manufacturing for our drug candidates of $2.8 million, salaries and benefits of $1.2 million and regulatory services of $0.4 million, partially offset by a decrease in stock-based compensation of $0.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
General and administrative expenses	$8,608	$13,771	$(5,163)	(37.5)%

The decrease in general and administrative expenses during the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to decreased expenses related to legal and patent services of $4.5 million and stock-based compensation of $1.2 million, partially offset by an increase in salaries and benefits of $0.3 million.

Total Other Income, Net

The following table summarizes our total other income, net for the three months ended September 30, 2025 and 2024 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
Total other income, net	$7,774	$11,616	$(3,842)	(33.1)%

Total other income, net recognized during the three months ended September 30, 2025 and 2024 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
Research and development expenses	$191,496	$70,657	$120,839	171.0%

The increase in research and development expenses during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to clinical studies of $77.6 million, manufacturing for our drug candidates of $36.3 million, salaries and benefits of $3.4 million, stock-based compensation of $3.1 million and regulatory services of $0.4 million, partially offset by a decrease in expenses related to pre-clinical studies of $0.6 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
General and administrative expenses	$37,108	$34,026	$3,082	9.1%

The increase in general and administrative expenses during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to increased expenses related to stock-based compensation of $5.1 million and insurance of $0.5 million, partially offset by a decrease in legal and patent services of $2.8 million.

Total Other Income, Net

The following table summarizes our total other income, net for the nine months ended September 30, 2025 and 2024 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
Total other income, net	$26,627	$30,137	$(3,510)	(11.6)%

Total other income, net recognized during the nine months ended September 30, 2025 and 2024 consisted primarily of interest income, partially offset by expense relating to the amortization of certain financing costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $714.6 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least December 31, 2026, which is more than one year after the date of our filing of this Form 10-Q.

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

On July 26, 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or collectively, the Agents. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement we previously entered into on July 28, 2021 was amended to provide that our offer and sale of shares from time to time through or to the Agents, as sales agent or principal, or the ATM Offering, could be conducted off of registration statements on Form S-3 subsequently filed by us. Any shares of our common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. From the date of the ATM Prospectus through December 31, 2024, 1,426,303 shares of our common stock were sold pursuant to the ATM Offering and, as of September 30, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We did not repurchase any shares of our common stock under the Repurchase Program during the nine months ended September 30, 2025.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(193,395)	$(56,609)
Cash provided by (used in) investing activities	$265,776	$(559,950)
Cash provided by financing activities	$1,336	$611,464

Cash Used in Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities of $193.4 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, interest expense related to operating lease liabilities and realized gain on investment as well as changes in our working capital accounts, primarily consisting of increases in accrued interest, net of interest received on maturity of investments and accrued expenses, partially offset by an increase in prepaid expenses and other current assets and decreases in accounts payable and lease liability.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2025, cash provided by investing activities of $265.8 million resulted primarily from the proceeds of maturities of investments of $643.3 million, partially offset by the purchase of investments of $377.5 million.

During the nine months ended September 30, 2024, cash used in investing activities of $560.0 million resulted primarily from the purchase of investments of $976.4 million, partially offset by the proceeds of maturities of investments of $416.5 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $1.3 million, which consisted of proceeds from certain option exercises and 2024 ESPP common stock issuances.

During the nine months ended September 30, 2024, cash provided by financing activities was $611.5 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises and 2014 ESPP common stock issuances of $9.8 million and proceeds from the ATM Offering, net of fees, of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

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

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$100,376	$26,676
Short-term investments – available-for-sale	$614,194	$875,936
Total	$714,570	$902,612

Based on the above balances at September 30, 2025, if short-term interest rates increased or decreased by 10%, or 4.1 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $2.0 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC Commission affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of Viking, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC Commission’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC Commission’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. We plan to continue to vigorously pursue, as necessary, all of our legal remedies in these litigations, but there is no guarantee that we will be successful in these efforts.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, which is in Phase 3 development; VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development; VK2735 oral, for which we recently completed a Phase 2 clinical trial; VK0214, for which we completed a Phase 1b clinical trial; as well as the dual amylin and calcitonin receptor agonist, or DACRA, diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of September 30, 2025, we had an accumulated deficit of $689.9 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity, in June 2025, we announced the initiation of our VANQUISH Phase 3 program for the subcutaneous formulation and in August 2025, we announced positive top-line results from our Phase 2 clinical trial of the oral tablet formulation of VK2735. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809 and in June 2024, we announced positive 52-week histologic data from the VOYAGE study. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. In October 2024, we reported positive data from our Phase 1b clinical trial of VK0214 in patients with X-ALD. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 subcutaneous, VK2735 oral or VK2809 or our Phase 1b clinical trial for VK0214 will be repeated for our other drug candidates or lead to other positive outcomes, including our VANQUISH

Phase 3 program or any other clinical trials that we may initiate. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2025, we had cash, cash equivalents and investments totaling $714.6 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of September 30, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $151.9 million from time to time pursuant to the ATM Prospectus.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, and MariTide from Amgen Inc. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Biomed Industries, Inc., Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gilead Sciences, Inc., Gubra, Hanmi Pharmaceutical Co., Ltd., Huadong Medicine Co., Kailera Therapeutics, Kallyope Inc., MetaVia, NodThera, Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of NASH/MASH. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and clesacostat (PF-05221304) from Pfizer Inc., efruxifermin (AKR-001) from Akero Therapeutics, Inc., pegozafermin (BIO89-100) from 89bio, Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, ION839 from Ionis Pharmaceuticals, Inc., rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., rapirosiran from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc. In addition, we are aware of active programs at Aligos Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Ascletis Biopharmaceutical, AstraZeneca PLC, Can-Fite BioPharma Ltd., ChemomAb Ltd., Corcept Therapeutics Inc., CytoDyn Inc., D&D Pharmatech, Inc., Durect Corporation, Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., Seal Rock Therapeutics, Inc., Theratechnologies Inc., Yuhan Corporation, and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

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

We, or any future collaborators, may not be able to obtain or maintain orphan drug designation or orphan drug exclusivity for our product candidates.

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

In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of adopted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay regulatory approval of our drug candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell any of our drug candidates for which we obtain regulatory approval.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, on the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Since the enactment of the PPACA, there have been judicial, congressional, and executive branch challenges to the act, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives that have impacted the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law which, among other things, included policies that were designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. Under the IRA, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year. The IRA permits the Department of Health & Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs are scheduled to become effective January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal.

Other legislative changes have also been proposed and adopted since the PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. In certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

We expect that the PPACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

Additionally, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. We also expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our drug candidates, if approved for commercialization.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

Recently, beginning on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this filing, during which time certain regulatory agencies, such as the FDA and the SEC, have furloughed critical employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In December 2016, the 21st Century Cures Act was signed into law. This legislation was designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform its roles, including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current/ U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, which includes the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data. In addition to the GDPR, other EU and member state laws and regulations may impose further obligations or our restrictions on process health information in the EEA, such as the European Health Data Space Regulation.

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

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal data between the EU and the UK (as the UK correspondingly allows transfers back to the EU), which has been extended through December 27, 2025. However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, creates similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain information collected as part of a clinical trial data. The CCPA and the CRPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CRPA on our business. Similar laws passed in Virginia, Colorado, Connecticut and Utah took effect in 2023 while laws in Oregon, Montana and Texas went into effect in 2024. Additionally, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island and Tennessee have adopted privacy laws, which took or will take effect from January 1, 2025 through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level, including continued actions by the Federal Trade Commission, or the FTC, to enforce the Federal Trade Commission Act and violations of the Health Breach Notification Rule. Additionally, in 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward. We may also be subject to data privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal data, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the EU. The GDPR, new state privacy laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal data could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2025, we had fifty full-time employees, one part-time employee and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2025, we owned or co-owned 207 patent applications and 47 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of September 30, 2025, for each of VK2809 and VK0214, we in-licensed two patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed three U.S. patents, four U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned three additional U.S. patents, two U.S. patent applications, one PCT application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of September 30, 2025. For VK5211, as of September 30, 2025, we in-licensed nine patents in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of September 30, 2025, for our GLP-1 program, we own three U.S. patents, additional patents in certain foreign jurisdictions, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. For our DACRA program, as of September 30, 2025, we own one PCT application and additional applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination that the Ascletis Defendants misappropriated our trade secrets and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC Commission affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of us, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC Commission’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC Commission’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect, or a Unitary Patent. Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2025, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2025, our executive officers, directors and 5% or greater stockholders beneficially owned 22.2% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: October 22, 2025	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 22, 2025	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)