Form 10-K
period 2025-12-31
Viking Therapeutics, Inc.
filed 2026-02-11
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2025 (the last trading day of the registrant’s second fiscal quarter of 2025), was $2,976,737,289. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of January 31, 2026 was 115,554,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In March 2023, we announced the completion of the Phase 1 trial. The study was a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study included evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators also evaluated the pharmacokinetics of single and multiple doses of VK2735. Based upon the results from this Phase 1 study, in September 2023, we initiated the VENTURE study, a Phase 2 clinical trial of VK2735 in patients with obesity.

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

In June 2025, we announced the initiation of two Phase 3 clinical studies to evaluate the subcutaneous formulation of VK2735, VANQUISH-1 and VANQUISH-2. In November 2025, we announced completion of enrollment in the VANQUISH-1 study.

In March 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which was an extension of our completed Phase 1 evaluation of subcutaneously administered VK2735, evaluated daily oral doses for 28 days. In March 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%.

In January 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, and in August 2025, we announced positive top-line results from the trial. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving oral VK2735 demonstrating statistically significant reductions in body weight compared with placebo. Additionally, the trial showed oral VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of treatment emergent adverse events being categorized as mild or moderate. We expect to initiate Phase 3 Oral dosing studies in the third quarter of 2026.

In October 2025, we announced the initiation of an exploratory Phase 1 maintenance dosing study of VK2735. This study is intended to explore the feasibility of various VK2735 maintenance dosing regimens utilizing either the oral tablet or the subcutaneous formulation to sustain the initial weight loss achieved following subcutaneous dosing. In January 2026, we announced completion of enrollment in this study.

In March 2025, we entered into broad, multi-year manufacturing agreements, or the Manufacturing Agreements, with Corden Pharma Colorado, Inc. and its affiliates, or CordenPharma, covering both the active pharmaceutical ingredient, or API, and final finished product supply for VK2735.

Under the terms of the Manufacturing Agreements, we have secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. This includes dedicated manufacturing lines and an annual commitment to supply 100 million autoinjectors and an additional 100 million vial and syringe products for the subcutaneous formulation, as well as an annual capacity of over one billion oral VK2735 tablets. These API and final finished product capacities are further expandable at Viking’s option. In exchange for dedicated API and fill/finish capacity, we will make prepayments to CordenPharma, to be paid over the period from 2026 to 2028. These prepayments will be fully credited against future orders.

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. We plan to file an Investigational New Drug, or IND, application for this program in the first quarter of 2026.

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

Other programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator, or SARM. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose dependent increases in lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related serious adverse events, or SAEs, reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

Our Development Pipeline

The following table highlights our current development pipeline:

Key: TRß, thyroid receptor beta; NASH/MASH; GLP-1, glucagon-like peptide 1, GIP, glucose-dependent insulinotropic polypeptide; X-ALD, X-linked adrenoleukodystrophy.

VK2735

Activation of the GLP-1 receptor has been shown to decrease glucose, reduce appetite, lower body weight and improve insulin sensitivity in patients with type 2 diabetes, obesity, or both. More recently, research efforts have explored the potential co-activation of the GIP receptor as a means of enhancing the therapeutic benefits of GLP-1 receptor activation. VK2735 is a dual agonist of the GLP-1 and GIP receptors that we are developing for the potential treatment for various metabolic disorders. VK2735 is being developed in both subcutaneous and oral formulations for the potential treatment of various metabolic disorders such as obesity.

VK2735 Subcutaneous

Based upon the results of the Phase 2 VENTURE study and the previous Phase 1 subcutaneous study, in June 2025, we announced the initiation of our VANQUISH Phase 3 program, which includes two studies evaluating VK2735: one in adults with obesity, or the VANQUISH-1 study, and one in obese or overweight adults with type 2 diabetes, or the VANQUISH-2 study. Each study is a randomized, double-blind, placebo-controlled, multicenter trial designed to assess the efficacy and safety of VK2735 administered by subcutaneous injection once weekly for 78 weeks. The VANQUISH-1 study will target enrollment of adults who are obese (BMI ≥30 kg/m2) or who are overweight (BMI ≥27 kg/m2) with at least one weight-related co-morbid condition. The VANQUISH-2 study will target enrollment of adults with type 2 diabetes who are obese or overweight. Participants in both trials will be randomized to one of four weekly treatment arms: VK2735 7.5 mg, VK2735 12.5 mg, VK2735 17.5 mg and placebo. The primary endpoint of the trials is the percent change in body weight from baseline for participants receiving VK2735 as compared to placebo after 78 weeks of treatment. Secondary and exploratory endpoints will evaluate a range of additional safety and efficacy measures, including the percentage of patients who achieve ≥5%, ≥10%, ≥15% and ≥20% body weight reduction. Each study will include an open-label extension allowing participants the opportunity to continue receiving treatment following completion of the primary dosing period. In November 2025, we announced completion of enrollment in the VANQUISH-1 study.

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

In August 2025, we announced positive top-line results from our Phase 2 VENTURE-Oral Dosing trial of the oral tablet formulation of VK2735. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving VK2735 demonstrating statistically significant reductions in body weight of up to 12.2% from baseline, compared to 1.3% with placebo. Additionally, the study showed VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of TEAEs being categorized as mild or moderate.

We expect to initiate Phase 3 Oral dosing studies in the third quarter of 2026.

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

In October 2025, we announced the initiation of an exploratory Phase 1 maintenance dosing study of VK2735. This study is intended to explore the feasibility of various VK2735 maintenance dosing regimens utilizing either the oral tablet or the subcutaneous formulation to sustain the initial weight loss achieved following subcutaneous dosing. The maintenance dosing study is a Phase 1, randomized, double-blind, placebo-controlled trial in approximately 180 adults with obesity (BMI ≥30 kg/m2) and otherwise healthy. All participants will receive initial weekly subcutaneous doses of VK2735 or placebo for 19 weeks. Following Week 19, participants will be transitioned to a range of VK2735 maintenance dosing options including monthly subcutaneous doses, daily oral doses, weekly oral doses, or placebo. The objectives of the study are to evaluate the safety, tolerability, and pharmacokinetic profile of VK2735 under these various dosing regimens. Exploratory endpoints will assess change in body weight from baseline, as well as change in body weight from Week 19 to the end of the study at Week 31. In January 2026, we announced completion of enrollment in this Phase 1 maintenance dosing study.

Pipeline Program Targeting Metabolic Disease with Large Unmet Medical Need

Dual Amylin and Calcitonin Receptor Agonist (DACRA) Program

We have a preclinical program focused on developing dual amylin and calcitonin receptor agonists, or DACRA, for the potential treatment of obesity. Amylin has important effects on glucose management, glucagon production, gastric emptying time and satiety. Amylin analogs have been shown to significantly reduce body weight and dosage of insulin. Dual amylin and calcitonin receptor agonists are the most potent amylin receptor agonists. Cagrilintide is a dual amylin/calcitonin receptor agonist that is currently in clinical development. Preclinical studies to date have demonstrated potent activity of a series of novel, internally developed, amylin and calcitonin dual agonists. The results of these preclinical studies provide the rationale for Viking's continued advancement of its internal dual amylin and calcitonin receptor agonist development program. We plan to file an IND application for this program in the first quarter of 2026.

Additional Metabolic Programs

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound®) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, and MariTide from Amgen Inc., and ribupatide from Kailera Therapeutics. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gan & Lee Pharmaceuticals, Gubra, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., NeuroBo, NodThera, Palatin Technologies, Inc., Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Skye Bioscience, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of NASH/MASH. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide and efruxifermin (AKR-001) from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and PF-07853578 from Pfizer Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., efimosfermin alfa and GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., rapirosiran (ALN-HSD) from Alnylam Pharmaceuticals, Inc./Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc., pegozafermin (BIO89-100) from Hoffmann-La Roche Ltd, and ALG-055009 from Aligos Therapeutics, Inc. In addition, we are aware of active programs at Arrowhead Pharmaceuticals, Inc., Ascletis Pharma Inc., AstraZeneca PLC, Bausch Health Companies Inc., Can-Fite BioPharma Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., Seal Rock Therapeutics, Inc., Theratechnologies Inc., and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. HSC therapy has been used to treat the most severe form of X-ALD, CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc., has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Neuraxpharm Group, and Poxel SA, which may be competitive with VK0214, if approved.

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

Our History

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 oral, DACRA, VK2809, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand.

Master License Agreement with Ligand

In May 2014, we entered into a Master License Agreement, as amended on each of September 6, 2014, April 8, 2015 and March 21, 2016, or the Master License Agreement, with Ligand pursuant to which, among other things, Ligand granted to us and our affiliates an exclusive, perpetual, irrevocable, worldwide, royalty-bearing right and license under (1) patents related to (a) our VK2809 and VK0214 programs and any other compounds comprised by specified TRß patents and any derivatives of such compounds, or TRß Compounds, (b) our VK5211 program and any other compounds comprised by specified SARM patents and derivatives of such compounds, or SARM Compounds, (c) our VK0612 program and any other compounds comprised by specified FBPase patents and derivatives of such compounds, or FBPase Compounds, (d) our DGAT-1 program and any other compounds comprised by specified DGAT-1 patents and derivatives of such compounds, or DGAT-1 Compounds, and (e) our EPOR program and any other compounds comprised by specified EPOR patents and derivatives of such compounds, or EPOR Compounds, and; (2) related know-how controlled by Ligand; and (3) physical quantities of TRß Compounds, SARM Compounds, FBPase Compounds, DGAT-1 Compounds and EPOR Compounds or, collectively, the Licensed Technology, to research, develop, manufacture, have manufactured, use and commercialize the Licensed Technology in and for all therapeutic and diagnostic uses in humans or animals. We have the right to sublicense these rights in certain circumstances. Pursuant to the terms of the Master License Agreement, we have the exclusive right and sole responsibility and decision-making authority for researching and developing any pharmaceutical products that contain or comprise one or any combination of a TRß Compound, SARM Compound, FBPase Compound, DGAT-1 Compound or EPOR Compound, or, collectively, the Licensed Products. We also have the exclusive right and sole responsibility and decision-making authority to conduct all clinical trials and preclinical studies that we believe are appropriate to obtain the regulatory approvals necessary for commercialization of the Licensed Products, and we will own and maintain all regulatory filings and all regulatory approvals for the Licensed Products. Additionally, pursuant to the terms of the Master License Agreement, we have the sole decision-making authority and responsibility and the exclusive right to commercialize any of the Licensed Products, either by ourselves or, in certain circumstances, through sublicensees selected by us. We also have the exclusive right to manufacture or have manufactured any Licensed Product ourselves or, in certain circumstances, through sublicensees or third parties selected by us. We will own any intellectual property that we develop in connection with the license granted under the Master License Agreement.

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

Government Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act of 1938, as amended, or FDCA, and related regulations and associated guidance. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the drug development process, approval process or after approval may subject an applicant to administrative or judicial sanctions and result in delays to the conduct of a study or regulatory review and non-approval of drug candidates. These sanctions could include the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on clinical trials, the FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties or criminal investigation or prosecution. Such actions by government agencies could also require us to expend a large amount of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

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
•
submission of an IND, which must become effective before human clinical trials may be initiated;

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

IND and Clinical Trials

Prior to commencing the first clinical trial, an IND, which contains the results of preclinical studies along with other information, such as information about product chemistry, manufacturing and controls and a proposed protocol, must be submitted to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. An IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial or imposes a clinical hold on the IND. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. The FDA may also impose clinical holds on a drug product candidate at any time before or during clinical trials due to safety concerns, non-compliance or other issues affecting the integrity or utility of the trial. A separate submission to the existing IND must be made for each successive clinical trial to be conducted during drug development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the investigational plan for any clinical trial before it commences at that site. Informed written consent must also be obtained from each trial subject. Regulatory authorities, including the FDA, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk or that the clinical trial is not being conducted in accordance with FDA requirements.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee (IEC) and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

For purposes of NDA approval, human clinical trials are typically conducted in sequential phases that may overlap:

•
Phase 1 – the drug is initially given to a small number of healthy human subjects or patients in order to determine metabolism and pharmacologic actions of the drug in humans, side effects and, if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
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

The NDA Approval Process

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment, which is adjusted on an annual basis, unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product for the specified indication(s) to the satisfaction of the FDA.

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

The results of drug development, non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA has 60 days from its receipt of an NDA to conduct an initial review to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the application is sufficiently complete to permit substantive review. If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs within 12 months from submission of the NDA. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission. After the FDA completes its initial review of an NDA, it will communicate to the sponsor that the drug will either be approved, or it will issue a complete response letter to communicate that the NDA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, non-clinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application or the timing of any such approval, if ever. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or effectiveness to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA conducts its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process.

Before approving an NDA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP regulations. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP regulations, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and issue a Complete Response Letter outlining the deficiencies identified by the FDA.

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

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy, or a REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the NDA submission. The need for a REMS is determined as part of the review of the NDA. Based on statutory standards, elements of a REMS may include medication guides, physician communication plans, more elaborate targeted educational programs, and in some cases elements to assure safe use, or ETASU, which is the most restrictive REMS. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. These elements are negotiated as part of the NDA approval, and in some cases if consensus is not obtained until after the Prescription Drug User Fee Act of 1992, as amended, review cycle, the approval date may be delayed. Once adopted, REMS are subject to periodic assessment and modification. Product approvals may be withdrawn for non-compliance with regulatory standards or based on the results of post-market studies or surveillance programs.

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

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet, including social media. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval, or may result in a lengthy review process.

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

Sales of our products will depend, in part, on the extent to which our products, if approved, will be covered and reimbursed by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and reimbursement for any product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Additionally, one third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidate or a decision by a third-party payor to not cover our product candidate could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare.

For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain through non-government payors. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payors.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:

•
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on average manufacturer price, or AMP, on most branded prescription drugs, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.
•
The ACA extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.

•
In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The ACA expanded the types of entities eligible to receive discounted 340B pricing.
•
The ACA imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.
•
The ACA also imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs.
•
A new Patient-Centered Outcomes Research Institute was established pursuant to the ACA to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, while the ACA remains in effect in its current form, it is possible that the ACA will be subject to judicial or Congressional challenges in the future.

Further, the federal Physician Payments Sunshine Act (the Sunshine Act) within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to Centers for Medicare and Medicaid Services, or CMS, information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. Previous administrations have issued multiple executive orders seeking to reduce prescription drug costs, and the current Trump administration has signaled that lowering the cost of prescription drugs is a top priority.

The Inflation Reduction Act, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Various industry stakeholders, including pharmaceutical companies, have lawsuits pending against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases, but certain of these cases continue to be appealed. Under the Trump Administration, CMS has continued to negotiate drug prices pursuant to the IRA framework. The current Administration has also issued public statements about its commitment to lowering the cost of prescription drugs and has sought additional voluntary agreements to reduce drug pricing from certain pharmaceutical manufacturers. The current and future effects of the IRA on our business is not yet known.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures and other measures designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and FDA has taken steps to facilitate such states in initiating such programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim (each of which is subject to adjustment for inflation), the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

The failure to comply with regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a company to enter into supply contracts, including government contracts.

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

Intellectual Property

We have in-licensed from Ligand patents and patent applications that contain claims that recite our compounds, as set forth below. We have filed additional patent applications in the U.S., E.U. and other foreign jurisdictions on our clinical and preclinical programs. Information regarding the issued patents and pending patent applications, as of December 31, 2025, is as follows:

Subject Matter/Compounds	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
TRß agonists	92	44	U.S., Argentina, Australia, Canada, China, Japan, Korea, Hong Kong, Mexico, Brazil, Russia, New Zealand, South Africa, Taiwan, Europe and PCT	2026-2045
VK5211 (SARM)	11	22	U.S., Australia, Europe, Chile, Brazil, Canada, China, India, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan and Venezuela	2028-2040
Other SARM	0	4	U.S., Japan, Korea, and Israel	2026
DGAT-1 Inhibitors	0	4	U.S. and Hong Kong	2030
EPOR Inhibitors	0	10	U.S., Australia, Canada, China, Europe, India, Japan, and Korea	2030
GLP-1 agonists	113	13

U.S., Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, Taiwan and PCT

				2042-2045
DACRA	4	0	U.S., PCT, Argentina, and Taiwan	2045

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

Employees & Human Capital

As of December 31, 2025, we had fifty-three full-time employees, twelve of whom hold a Ph.D. or M.D. degree. Our employees are engaged in research and development, business development or finance. None of our employees are subject to a collective bargaining agreement. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We consider our relationship with our employees to be good.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, which is in Phase 3 development; VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development; VK2735 oral, for which we recently completed a Phase 2 clinical trial; VK0214, for which we completed a Phase 1b clinical trial; as well as the dual amylin and calcitonin receptor agonist, or DACRA, diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of December 31, 2025, we had an accumulated deficit of $847.5 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, DACRA, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, DACRA, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, for which, other than VK2735, our current drug candidates have not yet reached and may never reach, and for VK2735, we have only just recently commenced the Phase 3 studies. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of December 31, 2025, we had cash, cash equivalents and investments totaling $705.7 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

In July 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) with the SEC as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2023 Shelf Registration Statement. The 2023 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of December 31, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $75.7 million from time to time pursuant to the ATM Prospectus.

In March 2024, we completed an underwritten public offering of our common stock, or the March 2024 Offering, pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, we sold an aggregate of 7,441,650 shares of our common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Of the shares sold, 2,193,251 were issued out of our treasury shares. Upon the closing of the March 2024 Offering, we received net proceeds of $597.1 million, after deducting underwriting discounts, commissions and other offering expenses.

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

Undesirable side effects observed in clinical trials or in supportive preclinical studies with our drug candidates could interrupt, delay or halt their development or limit development to more narrow uses in which the adverse events, side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. The FDA may also require that we conduct additional studies regarding the safety and efficacy of our product candidates that we may not have planned or anticipated. Such findings could result in the denial of regulatory approval by the FDA, EMA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such drug candidates that receive regulatory approval. In turn, this could eliminate or limit our ability to commercialize our drug candidates.

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
we may need to conduct a recall;
•
we may be required to change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities;
•
we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement; and
•
the product candidate may become less competitive, and our reputation and physician or patient acceptance of our products may suffer.

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
•
obtaining institutional review board or ethics committee approval to conduct one or more clinical trials at a prospective site;
•
recruiting and enrolling patients to participate in one or more clinical trials, especially as patients may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions;
•
failing to demonstrate statistical significance in early stage or Phase 2 clinical trials of our product candidates, which may impact the timing and design of late-stage clinical trials for such product candidates;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Patient enrollment may also be affected by other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the ongoing conflict between Russia and Ukraine, instability in the Middle East and Venezuela, uncertainty regarding Greenland and other geopolitical conflicts. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may have been reluctant or unable to visit clinical sites, or may have delayed seeking treatment for chronic conditions.

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

We have relied upon and plan to continue to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to conduct studies and monitor and manage data for our licensed ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with good clinical practices, or GCP, and good laboratory practice, or GLP, which are a collection of laws, regulations and related requirements enforced by the FDA, EMA or comparable foreign authorities for all of our drug candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with current good manufacturing practice, or cGMP, regulations. The failure by us, or our third-party vendors, to comply with these regulations may subject us or them to enforcement or other legal actions or other consequences, such as requiring us to repeat clinical trials, which would delay the development and regulatory approval processes.

If any of our relationships with these third-party CROs, medical institutions, clinical investigators or contract laboratories terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. In addition, our

CROs are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs or other vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition, results of operations and the commercial prospects for our drug candidates could be materially and adversely affected, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO or other third party commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition or results of operations.

Our drug candidates are subject to extensive regulation under the FDA, EMA or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our drug candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our drug candidates until we or our collaborators receive approval of a new drug application, or an NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. For example, the FDA has released draft guidances regarding clinical trials for drug candidates treating diabetes or intended for weight reduction that may result in more stringent requirements for the clinical trials and regulatory approval of such drug candidates. This and any future guidance published by the FDA or that may result from FDA advisory panel discussions on the topic of diabetes, non-alcoholic steatohepatitis, or NASH/MASH, and other metabolic indications, may make it more expensive to develop and commercialize such drug candidates for such indications. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new drug candidates for diabetes. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility.

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

If any of our drug candidates receive regulatory approval, the FDA, EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the drug candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our drug candidates will also be subject to ongoing FDA, EMA or comparable foreign authorities’ requirements for the manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our drug candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•
issue warning letters or other notices of possible violations;
•
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such product;
•
seek an injunction or impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;
•
suspend or modify any ongoing clinical trials or require us to conduct additional clinical trials;
•
refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;
•
withdraw any regulatory approvals;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations; or
•
seize or detain products, refusing to permit the import or export of products or require a product recall.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound®) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, orforglipron and retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, and MariTide from Amgen Inc., and ribupatide from Kailera Therapeutics. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gan & Lee Pharmaceuticals, Gubra, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., NeuroBo, NodThera, Palatin Technologies, Inc., Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Skye Bioscience, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK2809

Resmetirom (Rezdiffra™), another agonist of the thyroid hormone receptor beta, or TRß, from Madrigal Pharmaceuticals, Inc., is the only therapy currently approved in the U.S. for the treatment of NASH/MASH. In addition, we are aware of numerous development-stage programs targeting this disease, including arachidyl amido cholanoic acid from Galmed Pharmaceuticals Ltd., belapectin from Galectin Therapeutics Inc., lanifibranor from Inventiva S.A., semaglutide and efruxifermin (AKR-001) from Novo Nordisk A/S, firsocostat (GS-0976) and cilofexor (GS-9674) from Gilead Sciences, Inc., tirzepatide from Eli Lilly and Company, ervogastat (PF-06865571) and PF-07853578 from Pfizer Inc., denifanstat (TVB-2640) from Sagimet Biosciences Inc., efocipegtrutide (HM15211) from Hanmi Pharmaceutical Co., Ltd., survodutide (BI 456906) from Boehringer Ingelheim International GmbH, rencofilstat (CRV431) from Hepion Pharmaceuticals, Inc., HTD1801 from HighTide Therapeutics Inc., efimosfermin alfa and GSK4532990 (ARO-HSD) from GlaxoSmithKline plc., rapirosiran (ALN-HSD) from Alnylam Pharmaceuticals, Inc./ Regeneron Pharmaceuticals Inc., efinopegdutide (MK-6024) from Merck & Co., Inc., and pemvidutide (ALT-801) from Altimmune, Inc., pegozafermin (BIO89-100) from Hoffmann-La Roche Ltd, and ALG-055009 from Aligos Therapeutics, Inc. In addition, we are aware of active programs at Arrowhead Pharmaceuticals, Inc., Ascletis Pharma Inc., AstraZeneca PLC, Bausch Health Companies Inc., Can-Fite BioPharma Ltd., CohBar, Inc., Corcept Therapeutics Inc., CytoDyn Inc., Enyo Pharma SA, Inc., Future Medicine Co., Ltd., Galecto, Inc., Gelesis Holdings Inc., Hepagene Therapeutics, Inc., Kowa Company, Ltd., MediciNova Inc., Seal Rock Therapeutics, Inc., Theratechnologies Inc., and Cadila Healthcare Limited (a.k.a. Zydus Cadila).

VK0214

In the U.S., there are currently no marketed therapies for the treatment of X-ALD. HSC therapy has been used to treat the most severe form of X-ALD, CALD. More recently, gene therapy has been shown to be effective in CALD, and elivaldogene autotemcel from bluebird bio, Inc., has received accelerated approval by the FDA (to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD), and approval by the European Commission (for patients less than 18 years of age with early CALD without a matched sibling donor). However, both treatments are invasive, requiring surgical intervention, and these do not appear to have an effect on the most pervasive form of X-ALD, adrenomyeloneuropathy, or AMN. There are several experimental therapies that are in various stages of clinical development for X-ALD by companies, including Minoryx Therapeutics S.L., Neuraxpharm Group, and Poxel SA, which may be competitive with VK0214, if approved.

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

We may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future drug candidates. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If, and when, we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, was enacted. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has expanded Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, on the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Since the enactment of the ACA, there have been judicial, congressional, and executive branch challenges to the act, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law which, among other things, included policies that were designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. Under the IRA, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year. In addition, the IRA permits the Department of Health & Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs became effective starting January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. The second cycle of negotiations with participating drug companies occurred during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.

Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. HHS has generally continued to win the substantive disputes in appeals, although certain cases continue to seek appellate review.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. In certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns or global health concerns could negatively impact our business operations and regulatory interactions.

Significant disruptions to the operations of government agencies, including from prolonged or repeated shutdown of the federal government, could adversely affect our business, financial condition and results of operations. Recently, from January 31, 2026 to February 3, 2026, the U.S. government partially shut down. Additionally, the U.S. government shut down from October 1, 2025 to November 12, 2025, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which resulted in the suspension or delay of various government-funded programs. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. With the change in presidential administrations in 2025, there is substantial uncertainty as to how the current U.S. administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The current U.S. administration previously announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the prior U.S. federal government shutdown, it would not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Our business may be impacted by actions of the current U.S. administration, including executive orders, policies, new legislation and judicial decisions.

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

In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework. NIS 2 applies to certain in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we are subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. All 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

The Federal Trade Commission, or FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, creates similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain information collected as part of a clinical trial data. The CCPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. . States have adopted statewide and comprehensive privacy laws and many other states have privacy legislation that is pending. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level, including continued actions by the FTC to enforce the FTC Act and violations of the Health Breach Notification Rule. Additionally, in 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward. We may also be subject to data privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates. The US Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition and operating results.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of December 31, 2025, we had fifty-three full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, instability in the Middle East and Venezuela, uncertainty regarding Greenland and other geopolitical conflicts could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

The impact of the ongoing conflict between Russian and Ukraine, instability in the Middle East and Venezuela, uncertainty regarding Greenland and other geopolitical conflicts on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of the ongoing conflict between Russia and Ukraine, instability in the Middle East and Venezuela, and uncertainty regarding Greenland are difficult to predict at this time. We continue to monitor any adverse impact that these and other geopolitical conflicts may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine, the Middle East or Venezuela may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the conflicts and instability in Ukraine, the Middle East or Venezuela may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

We are subject to economic, political, regulatory and other risks associated with international operations.

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

Our international operations may subject us to greater than anticipated tax liabilities.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of December 31, 2025, we owned or co-owned 206 patent applications and 50 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of December 31, 2025, for each of VK2809 and VK0214, we in-licensed two patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed four U.S. patents, three U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned three additional U.S. patents, three U.S. patent applications, one PCT application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of December 31, 2025. For VK5211, as of December 31, 2025, we in-licensed nine patents in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of December 31, 2025, for our GLP-1 program, we own three U.S. patents, additional patents in certain foreign jurisdictions, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. For our DACRA program, as of December 31, 2025, we own one PCT application and additional applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination that the Ascletis Defendants misappropriated our trade secrets and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of us, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of December 31, 2025, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of December 31, 2025, our executive officers, directors and 5% or greater stockholders beneficially owned 18.7% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

At December 31, 2025, we had approximately $194.7 million of federal net operating loss carryforwards, of which $17.7 million will begin to expire in 2032 and the remaining $177.0 million of which can be carried forward indefinitely. We have $110.6 million of state net operating loss carryforwards that will begin to expire in 2034. We have $156.1 million of foreign net operating loss carryforwards that can be carried forward indefinitely.

Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Specifically, this limitation may arise in the event of an "ownership change," which is defined by Section 382 of the Code as a cumulative change in ownership of our company of more than 50% in a three-year period. If we undergo one or more ownership changes in connection with any future transactions in our stock, our ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability. An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. However, as of December 31, 2025, there is no limitation on the federal and state net operating losses.

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

Item 2. Properties.

Our facilities consist of office space in San Diego, California. We lease approximately 7,940 square feet of space and sublease approximately 6,307 square feet of space for our headquarters in San Diego, California. We amended our lease in October 2025 and commencing April 1, 2026, we will be vacating our current space, and we will be leasing approximately 25,062 square feet of space in the same building under an amended agreement that expires on November 30, 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of Viking, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. We plan to continue to vigorously pursue, as necessary, all of our legal remedies in these litigations, but there is no guarantee that we will be successful in these efforts.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Capital Market on April 28, 2015 and trades under the symbol “VKTX”. Prior to April 28, 2015, there was no public market for our common stock.

Holders of Record

As of December 31, 2025, there were approximately eight stockholders of record of our common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following performance graph compares total stockholder returns for our common stock from December 31, 2020 through December 31, 2025 against the NASDAQ Composite Index and NASDAQ Biotechnology Index, each of which we believe is a comparable index consisting of companies with similar industry classifications, and which we plan to use in our future performance graphs. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown in the graph below is not necessarily indicative of future price performance.

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

In March 2023, we announced the completion of the Phase 1 trial. The study was a randomized, double-blind, placebo-controlled, SAD and MAD study in healthy adults. The primary objectives of the study included evaluation of the safety and tolerability of single and multiple doses of VK2735 delivered subcutaneously and the identification of VK2735 doses suitable for further clinical development. Study investigators also evaluated the pharmacokinetics of single and multiple doses of VK2735. Based upon the results from this Phase 1 study, in September 2023, we initiated the VENTURE study, a Phase 2 clinical trial of VK2735 in patients with obesity.

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

In June 2025, we announced the initiation of two Phase 3 clinical studies to evaluate the subcutaneous formulation of VK2735, VANQUISH-1 and VANQUISH-2. In November 2025, we announced completion of enrollment in the VANQUISH-1 study.

In March 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which was an extension of our completed Phase 1 evaluation of subcutaneously administered VK2735, evaluated daily oral doses for 28 days. In March 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%.

In January 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, and in August 2025, we announced positive top-line results from the trial. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving oral VK2735 demonstrating statistically significant reductions in body weight compared with placebo. Additionally, the trial showed oral VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of treatment emergent adverse events being categorized as mild or moderate. We expect to initiate Phase 3 Oral dosing studies in the third quarter of 2026.

In October 2025, we announced the initiation of an exploratory Phase 1 maintenance dosing study of VK2735. This study is intended to explore the feasibility of various VK2735 maintenance dosing regimens utilizing either the oral tablet or the subcutaneous formulation to sustain the initial weight loss achieved following subcutaneous dosing. In January 2026, we announced completion of enrollment in this study.

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. We plan to file an Investigational New Drug, or IND, application for this program in the first quarter of 2026.

In March 2025, we entered into broad, multi-year manufacturing agreements, or the Manufacturing Agreements, with Corden Pharma Colorado, Inc. and its affiliates, or CordenPharma, covering both the active pharmaceutical ingredient, or API, and final finished product supply for VK2735.

Under the terms of the Manufacturing Agreements, we have secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. This includes dedicated manufacturing lines and an annual commitment to supply 100 million autoinjectors and an additional 100 million vial and syringe products for the subcutaneous formulation, as well as an annual capacity of over one billion oral VK2735 tablets. These API and final finished product capacities are further expandable at Viking’s option. In exchange for dedicated API and fill/finish capacity, we will make prepayments to CordenPharma, to be paid over the period from 2026 to 2028. These prepayments will be fully credited against future orders.

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. We plan to file an Investigational New Drug, or IND, application for this program in the first quarter of 2026.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 oral, DACRA, VK2809, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Master License Agreement with Ligand” under Part I, “Item 1. Business” of this Annual Report on Form 10-K.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2025, we incurred $345.0 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the year ended December 31, 2024, we incurred $101.6 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The following table provides a breakout of expenses by major cost type:

(in thousands)	December 31, 2025	December 31, 2024
Personnel, facility and equipment, and other overhead costs	$28,525	$19,392
Clinical and other development costs	$316,430	$82,252
Total	$344,955	$101,644

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

General and Administrative Expenses

Our general and administrative expenses have generally increased year-over-year as we have hired additional employees, issued additional equity awards, which has resulted in increased stock-based compensation expense, implemented certain systems to increase efficiency, and incurred additional costs for insurance, legal and accounting related to operating as a public company. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to continue to include expenses related to be being a public company, including expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administration and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2025	2024
Research and development expenses	$344,955	$101,644	$243,311	239.4%

The increase in research and development expenses during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to increased expenses related to clinical studies of $202.7 million, manufacturing for our drug candidates of $32.5 million, stock-based compensation of $4.2 million, salaries and benefits of $3.7 million, regulatory services of $0.4 million and consultants of $0.3 million, partially offset by a decrease in expenses related to preclinical studies of $1.0 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2025	2024
General and administrative expenses	$48,387	$49,277	$(890)	(1.8)%

The decrease in general and administrative expenses during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to decreased legal and patent services of $8.8 million, partially offset by increased expenses related to stock-based compensation of $6.9 million, insurance of $0.6 million and salaries and benefits of $0.3 million.

Other Income, net

The following table summarizes our other income, net for the years ended December 31, 2025 and 2024 (in thousands, except % change).

	Year Ended December 31,		$ Change	% Change
	2025	2024
Other income, net	$33,703	$40,958	$(7,255)	(17.7)%

Other income, net recognized during the years ended December 31, 2025 and 2024 consisted primarily of interest income and realized gain on investments, partially offset by expense relating to the amortization of certain financing costs.

Comparison of the Years Ended December 31, 2024 and 2023

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2024 and 2023” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $705.7 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the first quarter of 2027, which is more than one year after the date our December 31, 2025 financial statements were issued.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2735 subcutaneous, VK2735 oral, DACRA, VK2809, VK0214 and VK5211, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In July 2021, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC, collectively, the Agents, pursuant to which we could offer and sell, from time to time, through or to the Agents, as sales agent or principal, or the ATM Offering, shares of our common stock having an aggregate offering price of up to $125.0 million, or the ATM Shares. Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to a universal Shelf Registration Statement on Form S-3 (File No. 333-258231), or the 2021 Shelf Registration Statement, and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. From its inception through the expiration of the 2021 Shelf Registration Statement in July 2023, 1,587,404 shares of our common stock were sold pursuant to the ATM Offering for aggregate net proceeds to us of approximately $13.6 million.

In March 2022, our board of directors authorized a stock repurchase program, or the Prior Repurchase Program, effective March 18, 2022, whereby we could purchase up to $50.0 million in shares of our common stock over a period of up to two years. The Prior Repurchase Program was carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Prior Repurchase Program, we repurchased an aggregate of 729,034 shares of our common stock under the Prior Repurchase Program. Shares repurchased by us under the Prior Repurchase Program were held in treasury and reissued by us as part of the March 2024 Offering (as defined below).

In April 2023, we completed an underwritten public offering of our common stock, or the April 2023 Offering, pursuant to the 2021 Shelf Registration Statement. In the April 2023 Offering, we sold an aggregate of 19,828,300 shares of our common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, we received gross proceeds of $287.5 million.

In July 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2023 Shelf Registration Statement. The 2023 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

In July 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by us. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through December 31, 2025, 3,556,911 shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $75.7 million from time to time pursuant to the ATM Prospectus.

In March 2024, we completed an underwritten public offering of our common stock, or the March 2024 Offering, pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, we sold an aggregate of 7,441,650 shares of our common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Upon the closing of the March 2024 Offering, we received net proceeds of $597.1 million.

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years. We did not repurchase any shares of our common stock under the Repurchase Program during the twelve months ended December 31, 2025.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	2025	2024	2023
Net cash used in operating activities	$(278,685)	$(87,790)	$(73,376)
Net cash provided by (used in) investing activities	$341,388	$(553,366)	$(179,086)
Net cash provided by financing activities	$76,439	$612,464	$271,376

Net Cash Used in Operating Activities

During the year ended December 31, 2025, net cash used in operating activities of $278.7 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, realized gain on investment and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accounts payable, accrued expenses and accrued interest, net of interest received on maturity of investments, partially offset by decreases in prepaid expenses and other assets and lease liability.

During the year ended December 31, 2024, net cash used in operating activities of $87.8 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, realized gain on investment, amortization of financing costs, interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of an increase in accrued expenses, accounts payable and accrued interest, net of interest received on maturity of investments, partially offset by a decrease in prepaid expenses and other assets and lease liability.

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2025, net provided by investing activities of $341.4 million resulted from the proceeds of maturities of investments of $759.4 million, offset by the purchase of investments of $418.0 million.

During the year ended December 31, 2024, net cash used in investing activities of $553.4 million resulted from the purchase of investments of $1.1 billion, offset by the proceeds of maturities of investments of $560.0 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $76.4 million, which consisted primarily of proceeds from the ATM Offering, net of fees of $73.9 million and proceeds from certain option exercises and 2024 Employee Stock Purchase Plan common stock issuances of $2.5 million.

During the year ended December 31, 2024, net cash provided by financing activities was $612.5 million, which consisted primarily of proceeds from the issuance of common stock, net of discount, of $597.1 million in the March 2024 Offering, proceeds from certain option exercises and 2024 Employee Stock Purchase Plan common stock issuances of $10.8 million and proceeds from the ATM Offering, net of fees of $46.7 million, partially offset by value of shares withheld to cover taxes of $42.1 million.

Future Funding Requirements

As of December 31, 2025, and based upon our current operating plan, we believe that we will have sufficient cash to meet our projected operating requirements for at least the next 12 months following the issuance of the financial statements. We anticipate, however, that we will continue to generate losses for the foreseeable future, and we expect the losses to increase materially as we continue the development of, and seek regulatory approvals for, our drug candidates, and seek to commercialize any drugs for which we receive regulatory approval. We will need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials. Although we expect to finance future cash needs through public or private equity or debt offerings, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

While we are exposed to global interest rate fluctuations, our investment portfolio is most affected by fluctuations in U.S. interest rates, which affect the interest earned on our cash, cash equivalents and marketable securities. Interest income generated from our cash, cash equivalents, and short-term investments – available-for-sale will vary with the general level of interest rates. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve in 2025 and 2024 would increase or decrease our interest rate yields on our investments by approximately $0.9 million and $0.9 million, respectively.

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$165,810	$26,676
Short-term investments – available-for-sale	$539,929	$875,936
Total	$705,739	$902,612

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting.

Our independent registered public accounting firm, CBIZ CPAs P.C., issued an attestation report on our internal control over financial reporting, as noted below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Viking Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Viking Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated February 11, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ CBIZ CPAs P.C.

Costa Mesa, California

February 11, 2026

Item 9B. Other Information.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Resignation of Chief Operating Officer:

On February 10, 2026, Marianne Mancini informed us that she will be retiring and therefore resigning from her role as our Chief Operating Officer, effective April 30, 2026. Ms. Mancini has served as our Chief Operating Officer since January 2021. We thank Ms. Mancini for her years of service and valuable contributions to our Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2026 annual meeting of stockholders, or the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2025, and is incorporated in this report by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2025, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2025, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2025, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year ended December 31, 2025, and is incorporated in this report by reference.

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

(a)(3) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Description of Registrant’s Securities.	10-K	2/1/2023	4.2

10.1#	Form of Indemnification Agreement between Viking Therapeutics, Inc. and its directors and executive officers.	S-1	7/1/2014	10.1

10.2#	2014 Equity Incentive Plan.	S-1/A	3/2/2015	10.2

10.3#	2024 Equity Incentive Plan.	S-8	5/22/2024	4.2

10.4#	Form of Stock Option Award Agreement (2024 Equity Incentive Plan).	S-8	5/22/2024	4.3

10.5#	Form of Restricted Stock Unit Award Agreement (2024 Equity Incentive Plan).	S-8	5/22/2024	4.4

10.6#	Form of Restricted Stock Award Agreement (2024 Equity Incentive Plan).	S-8	5/22/2024	4.5

10.7#	2024 Employee Stock Purchase Plan.	S-8	5/22/2024	4.6

10.8#	Employment Agreement, effective as of June 2, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	S-1/A	9/2/2014	10.6

10.9#	First Amendment to Employment Agreement, effective as of March 14, 2016, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	8-K	3/15/2016	10.1

10.10#	Employment Agreement, effective as of May 21, 2025, by and between Viking Therapeutics, Inc. and Marianne Mancini.	10-K	2/26/2025	10.10

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.11#	Employment Agreement, effective as of May 21, 2025, by and between Viking Therapeutics, Inc. and Greg Zante.	10-K	2/26/2025	10.11

10.12#*	Non-Employee Director Compensation Policy.

10.13†	Master License Agreement, dated May 21, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	10-Q	7/24/2024	10.1

10.14†	First Amendment to Master License Agreement, dated September 6, 2014, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	10-Q	7/24/2024	10.2

10.15†	Second Amendment to Master License Agreement, dated April 8, 2015, by and among Viking Therapeutics, Inc., Ligand Pharmaceuticals Incorporated and Metabasis Therapeutics, Inc.	10-Q	7/24/2024	10.3

10.16#†	Common Stock Purchase Agreement, dated February 20, 2014, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-K	2/26/2025	10.11

10.17#	Amendment No. 1 to Common Stock Purchase Agreement, dated May 4, 2015, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.	10-Q	6/12/2015	10.5

10.18#*†	Amendment No. 2 to Common Stock Purchase Agreement, dated May 17, 2025, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.

10.19#*†	Amendment No. 3 to Common Stock Purchase Agreement, dated October 27, 2025, by and between Viking Therapeutics, Inc. and Brian Lian, Ph.D.

10.20†	Strategic Manufacturing and Supply Agreement, dated March 10, 2025, by and among Viking Therapeutics Ireland Limited, Corden Pharma Schweizerhalle GmbH, Corden Pharma GmbH and Corden Pharma Colorado, Inc.	10-Q	4/24/2025	10.1

10.21†	Prepayment Agreement, dated March 10, 2025, by and among Viking Therapeutics Ireland Limited, Corden Pharma Schweizerhalle GmbH, Corden Pharma GmbH and Corden Pharma Colorado, Inc.	10-Q	4/24/2025	10.2

10.22†	Manufacturing and Supply (Drug Product) Agreement, dated March 10, 2025, by and among Viking Therapeutics Ireland Limited, Corden Pharma GmbH, Corden Pharma Lisbon S.A. and Corden Pharma S.p.A.	10-Q	4/24/2025	10.3

10.23	At-The-Market Equity Offering Sales Agreement, dated as of July 28, 2021, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated Truist Securities, Inc. and H.C. Wainwright & Co., LLC.	S-3	7/28/2021	1.2

10.24	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated as of July 26, 2023, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co., LLC and BTIG, LLC.	10-Q	7/26/2023	10.1

19	Insider Trading Policy	10-K	2/26/2025	19

21.1	List of Subsidiaries of Viking Therapeutics, Inc.	10-K	2/26/2025	21.1

23.1*	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm.

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

23.2*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Viking Therapeutics, Inc. Clawback Policy	10-K	2/7/2024	97

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the period from December 31, 2023 to December 31, 2025, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

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

Viking Therapeutics, Inc.

Date: February 11, 2026	By:	/s/ Brian Lian, Ph.D.
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

Name	Title	Date

/s/ Brian Lian, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2026
Brian Lian, Ph.D.

/s/ Greg Zante	Chief Financial Officer (Principal Accounting and Financial Officer)	February 11, 2026
Greg Zante

/s/ Lawson Macartney, B.V.M.S., Ph.D.	Director	February 11, 2026
Lawson Macartney, B.V.M.S., Ph.D.

/s/ Matthew W. Foehr	Director	February 11, 2026
Matthew W. Foehr

/s/ J. Matthew Singleton	Director	February 11, 2026
J. Matthew Singleton

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 11, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2014.

Costa Mesa, California

February 11, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Viking Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Viking Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California
February 26, 2025

Viking Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$165,810	$26,676
Short-term investments – available-for-sale	539,929	875,936
Prepaid clinical trial and preclinical study costs	8,053	3,476
Prepaid expenses and other current assets	1,806	1,128
Total current assets	715,598	907,216
Right-of-use assets	85	1,003
Deferred financing costs	—	56
Deposits	46	46
Total assets	$715,729	$908,321
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,251	$9,813
Other accrued liabilities	23,279	17,111
Lease liability, current	137	489
Total current liabilities	76,667	27,413
Lease liability, net of current portion	—	630
Total long-term liabilities	—	630
Total liabilities	76,667	28,043
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at December 31, 2025 and December 31, 2024; 114,793,067 shares issued and outstanding at December 31, 2025 and 111,573,519 shares issued and outstanding at December 31, 2024	1	1
Treasury stock at cost, no shares at December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,486,229	1,368,972
Accumulated deficit	(847,546)	(487,907)
Accumulated other comprehensive loss	378	(788)
Total stockholders’ equity	639,062	880,278
Total liabilities and stockholders’ equity	$715,729	$908,321

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Operating expenses:
Research and development	344,955	101,644	63,806
General and administrative	48,387	49,277	37,021
Total operating expenses	393,342	150,921	100,827
Loss from operations	(393,342)	(150,921)	(100,827)
Other income (expense):
Amortization of financing costs	(56)	(94)	(88)
Interest income, net	33,704	40,940	15,020
Realized gain on investments, net	55	112	—
Total other income, net	33,703	40,958	14,932
Net loss	(359,639)	(109,963)	(85,895)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	1,119	(173)	742
Foreign currency translation gain (loss)	47	(226)	(29)
Comprehensive loss	$(358,473)	$(110,362)	$(85,182)
Basic and diluted net loss per share	$(3.19)	$(1.01)	$(0.91)
Weighted-average shares used to compute basic and diluted net loss per share	112,667	109,037	94,347

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Gain (Loss)	Amount	Total
Balance at December 31, 2022	78,257,258	$1	$445,267	$(292,049)	$(1,102)	$(6,795)	$145,322
Employee stock-based compensation, net	—	—	16,750	—	—	—	16,750
Shares withheld related to employee tax withholding	(509,686)	—	(7,121)	—	—	—	(7,121)
Issuance of common stock under employee stock plans	2,359,694	—	6,768	—	—	—	6,768
Sale of common stock, net of issuance costs	20,006,504	—	271,882	—	—	—	271,882
Unrealized gain on investments	—	—	—	—	742	—	742
Unrealized currency translation loss	—	—	—	—	(29)	—	(29)
Net Loss	—	—	—	(85,895)	—	—	(85,895)
Balance at December 31, 2023	100,113,770	$1	$733,546	$(377,944)	$(389)	$(6,795)	$348,419
Employee stock-based compensation, net	—	—	29,712	—	—	—	29,712
Shares withheld related to employee tax withholding	(541,876)	—	(42,101)	—	—	—	(42,101)
Issuance of common stock under employee stock plans	3,133,672	—	10,813	—	—	—	10,813
Sale of common stock, net of issuance costs	8,867,953	—	637,002	—	—	6,795	643,797
Unrealized loss on investments	—	—	—	—	(173)	—	(173)
Unrealized currency translation loss	—	—	—	—	(226)	—	(226)
Net Loss	—	—	—	(109,963)	—	—	(109,963)
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$—	$880,278
Employee stock-based compensation, net	—	—	40,818	—	—	—	40,818
Issuance of common stock under employee stock plans	1,088,940	—	2,491	—	—	—	2,491
Sale of common stock, net of issuance costs	2,130,608	—	73,948	—	—	—	73,948
Unrealized gain on investments	—	—	—	—	1,119	—	1,119
Unrealized currency translation gain	—	—	—	—	47	—	47
Net Loss	—	—	—	(359,639)	—	—	(359,639)
Balance at December 31, 2025	114,793,067	$1	$1,486,229	$(847,546)	$378	$—	$639,062

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(359,639)	$(109,963)	$(85,895)
Adjustments to reconcile net loss to net cash used in operating activities
(Accretion) amortization of investment premiums	(9,284)	(17,267)	(8,202)
Amortization of financing costs	56	94	88
Stock-based compensation	40,818	29,712	16,750
Amortization of right-of-use assets	431	346	292
Realized gain on investment	(55)	(112)	—
Interest expense related to operating lease liability	10	38	43
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,199)	446	6,408
Accrued interest, net of interest receivable on maturity of investments	5,076	1,199	321
Accounts payable	43,438	2,303	(1,018)
Accrued expenses	6,168	5,816	(1,816)
Lease liability	(505)	(402)	(347)
Net cash used in operating activities	(278,685)	(87,790)	(73,376)
Cash flows from investing activities
Purchases of investments	(418,037)	(1,113,368)	(478,303)
Proceeds from sales and maturities of investments	759,425	560,002	299,217
Net cash (used in) provided by investing activities	341,388	(553,366)	(179,086)
Cash flows from financing activities
Public offering, net of offering costs	—	597,094	269,760
Value of shares withheld related to employee tax withholding	—	(42,101)	(7,121)
Proceeds from warrant and option exercises and stock issuances under employee stock purchase plan	2,491	10,813	6,768
ATM offering, net of fees	73,948	46,658	1,969
Net cash provided by financing activities	76,439	612,464	271,376
Net (decrease) increase in cash and cash equivalents	139,142	(28,692)	18,914
Cash and cash equivalents beginning of period	26,676	55,516	36,632
Effect of exchange rate changes on cash	(8)	(148)	(30)
Cash and cash equivalents end of period	$165,810	$26,676	$55,516

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50	$50
Right-of-use asset obtained in exchange for lease obligation	$—	$223	$—

The accompanying notes are an integral part of these consolidated financial statements.

Viking Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.
Organization, Liquidity and Management’s Plan, and Summary of Significant Accounting Policies

The Company

Viking Therapeutics, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is a clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. In June 2021, the Company formed an Australian subsidiary, Viking Therapeutics, PTY LTD. In January 2025, the Company formed an Irish subsidiary, Viking Therapeutics Ireland Limited.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Viking Therapeutics, Inc. and its wholly-owned subsidiaries, Viking Therapeutics, PTY LTD, incorporated in Australia and Viking Therapeutics Ireland Limited, incorporated in Ireland. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company determines the functional currencies of its international subsidiaries by reviewing the environment where each subsidiary primarily generates and expends cash. For international subsidiaries whose functional currencies are the local currencies, the Company translates the financial statements into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for expenses. The Company includes translation-related adjustments in comprehensive income and in accumulated other comprehensive loss in the equity section of our consolidated balance sheets.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency is translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Historical net loss per share
Numerator
Net loss	$(359,639)	$(109,963)	$(85,895)
Denominator
Weighted-average common shares outstanding	112,788,146	109,220,217	94,530,086
Less: Weighted-average shares subject to repurchase	(120,843)	(183,095)	(183,095)
Denominator for basic and diluted net loss per share	112,667,303	109,037,122	94,346,991
Basic and diluted net loss per share	$(3.19)	$(1.01)	$(0.91)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	2,113,636	2,537,352	2,855,656
Common stock subject to repurchase	120,843	183,095	183,095
Common stock options	5,114,754	4,734,460	5,248,682
	7,349,233	7,454,907	8,287,433

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company prospectively adopted ASU 2023-09 for the year ended December 31, 2025. See Note 8.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based consideration payable to a customer, including the interaction between Topic 718 and Topic 606. ASU 2025-04 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2025-04 on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public entities to provide enhanced disclosures about the nature of certain expenses presented in the income statement, including the disaggregation of expenses such as employee compensation, depreciation and amortization, and other significant expense categories, as applicable. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

2.
Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2025 and 2024, the Company’s investments were in money market funds, commercial paper, corporate debt securities and government debt securities. During the year ended December 31, 2025, the Company sold available-for-sale securities with proceeds of $358.2 million and recognized realized gains of $10,000, which are included in other income (expense). There were no sales of available-for-sale securities during the year ended December 31, 2024.

Investments classified as available-for-sale as of December 31, 2025 consisted of the following (in thousands):

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$12,713	$—	$—	$12,713
Corporate debt securities (2)	489,335	864	(85)	490,114
Government debt securities (2)	37,037	68	(3)	37,102
	$539,085	$932	$(88)	$539,929

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2025, there were 176 securities in an unrealized gain position and 59 securities in an unrealized loss position. The unrealized gains were less than $51,000 individually and $932,000 in the aggregate. The unrealized losses were less than $11,000 individually and $88,000 in the aggregate. None of these securities have been in a continuous unrealized loss or unrealized gain position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At December 31, 2025, none of these securities were classified as cash and cash equivalents on the Company’s balance sheet and $105.0 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of December 31, 2025 and 2024, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of corporate debt securities, which consist of investments in highly-rated investment-grade corporations, and government debt securities.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2025, the Company’s investments were in money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$59,124	$56,529	$2,595
Short-term investments
Commercial paper, available for sale	12,713	—	12,713	—
Corporate debt securities, available-for-sale	490,114	—	490,114	—
Government debt securities, available-for-sale	37,102	—	37,102	—
Total financial assets	$599,053	$56,529	$542,524	$—

		Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$18,592	$17,554	$1,038	$—
Short-term investments
Commercial paper, available for sale	10,520	—	10,520	—
Corporate debt securities, available-for-sale	719,317	—	719,317	—
Government debt securities, available-for-sale	146,099	—	146,099	—
Total financial assets	$894,528	$17,554	$876,974	$—

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

5.
Operating Leases – Right-of-Use Assets and Lease Liability Obligations

As of December 31, 2025, the Company has one operating lease (the “Office Lease”) and one operating sublease (the "Office Sublease"). The Office Lease is for office space under a lease that commenced on March 1, 2022 and expires on March 31, 2026 (the “Term”). The Office Sublease is for office space under a sublease that commenced on September 16, 2024 and expires on March 31, 2026 (the

"Sublease Term"). Refer to Note 10 for information regarding the updated lease expiry. Below is a summary of the Company’s ROU assets and lease liabilities as of December 31, 2025 and December 31, 2024 (in thousands, except for years and %):

	December 31, 2025	December 31, 2024
Right of use assets	$85	$1,003

Lease liability obligations, current	$137	$489
Lease liability obligations, less current portion	—	630
Total lease liability obligations	$137	$1,119

Weighted-average remaining lease term	0.25 years	2.57 years

Weighted-average discount rate	6.28%	3.65%

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $500,000, $404,000 and $339,000, respectively, in operating lease expenses, which are included in operating expenses in the Company’s statements of operations.

Approximate future minimum lease payments for the Company’s right-of-use assets over the remaining lease period as of December 31, 2025 are as follows (in thousands):

2026	139
2027	—
Total minimum lease payments	$139
Less: amount representing interest	$(2)
Total lease liability obligations	$137

The Office Lease provides the Company with an option to extend the term of the Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the original Office Lease, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Office Lease.

6.
Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.00001 par value preferred stock, with no shares of preferred stock outstanding as of December 31, 2025 and 2024. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the years ended December 31, 2024 and 2023.

In May 2025, the Company modified the performance targets related to the remaining 183,095 unvested shares, such that the shares vest upon the achievement of three performance goals. The incremental cost related to this modification totaled $5.2 million. These performance targets were deemed probable of occurring upon execution of the modification. In July 2025, a triggering event occurred and a performance target was achieved. Due to the achievement of this performance target, 62,252 shares vested.

In October 2025, the Company modified one of the two remaining performance targets, such that the shares vest upon the achievement of an updated performance target. The incremental cost related to this modification totaled $0.3 million. As of December 31, 2025, none of the awards had been forfeited and the 90,633 unvested shares related to the two remaining performance targets were deemed probable to vest , resulting in the Company recording stock-based compensation expense of $4.5 million during the twelve months ended December 31, 2025. The Company will continue to reassess at each reporting period whether these unvested shares related to performance targets remain probable to vest. The remaining 30,210 unvested shares related to one of the performance targets were deemed improbable to vest. The Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved if and when it is deemed probable.

In July 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”), with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc. and H.C. Wainwright & Co. LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, as sales agent or principal (the “ATM Offering”), shares of the Company’s common stock (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering were to be issued pursuant to the Company’s universal Shelf Registration Statement on Form S-3 (File No. 333-258231) (the “2021 Shelf Registration Statement”) and the 424(b) prospectus supplement relating to the ATM Offering dated August 11, 2021. The 2021 Shelf Registration Statement terminated on July 26, 2023. From its inception through the termination of the 2021 Shelf Registration Statement, 1,587,404 shares of the Company’s common stock were sold pursuant to the ATM Offering for aggregate net proceeds to the Company of approximately $13.6 million.

In March 2022, the Company’s Board of Directors authorized a stock repurchase program effective March 18, 2022, whereby the Company could purchase up to $50.0 million in shares of its common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program was to be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Through March 18, 2024, the termination date of the Repurchase Program, an aggregate of 729,034 shares of the Company’s common stock were repurchased by the Company under the Repurchase Program. Shares repurchased by the Company under the Repurchase Program were held in treasury and reissued by the Company as part of the March 2024 Offering (as defined below).

In April 2023, the Company completed an underwritten public offering of its common stock (the “April 2023 Offering”) pursuant to the 2021 Shelf Registration Statement. In the April 2023 Offering, the Company sold an aggregate of 19,828,300 shares of its common stock at a public offering price of $14.50 per share, which included the exercise in full by the underwriters of their option to purchase 2,586,300 additional shares of common stock. Upon the closing of the April 2023 Offering, the Company received net proceeds of $270.0 million, after deducting underwriting discounts, commissions and other offering expenses.

In July 2023, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “2023 Shelf Registration Statement”). The 2023 Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering. The 2023 Shelf Registration Statement will expire on July 26, 2026.

In July 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering and the ATM Agreement was amended to provide that the ATM Offering could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any ATM Shares offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). The 2023 Shelf Registration Statement will expire on July 26, 2026. From the date of the ATM Prospectus through December 31, 2025, 3,556,911 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of December 31, 2025, the Company may sell shares of its common stock for remaining gross proceeds of up to $75.7 million from time to time pursuant to the ATM Prospectus.

In March 2024, the Company completed an underwritten public offering of its common stock (the “March 2024 Offering”) pursuant to the 2023 Shelf Registration Statement. In the March 2024 Offering, the Company sold an aggregate of 7,441,650 shares of its common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase 970,650 additional shares of common stock. Of the shares sold, 2,193,251 were issued out of the Company’s treasury shares. Upon the closing of the March 2024 Offering, the Company received net proceeds of $597.1 million, after deducting underwriting discounts, commissions and other offering expenses.

During the years ended December 31, 2025, 2024 and 2023, and in accordance with the 2014 ESPP and 2024 ESPP, the Company issued an aggregate of 20,231, 168,332 and 180,174 shares of its common stock to certain employees, respectively.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense by type of award:
Stock options	15,279	11,017	5,768
Restricted stock and restricted stock units	24,787	17,601	9,420
Employee stock purchase plan	752	1,094	1,562
Total stock-based compensation expense included in expenses	$40,818	$29,712	$16,750
Stock-based compensation expense by line item:
Research and development expenses	13,163	8,921	4,732
General and administrative expenses	27,655	20,791	12,018
Total stock-based compensation expense included in expenses	$40,818	$29,712	$16,750

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of December 31, 2025
	Unrecognized Expense	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$19,813	2.26
Restricted stock and restricted stock units	$18,288	1.72

The following table is a summary of restricted shares granted during the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2023	183,095	$0.17
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2024	183,095	$0.17
Granted	—	$—
Vested	(62,252)	$0.17
Forfeited	—	$—
Repurchased	—	$—
Unvested at December 31, 2025	120,843	$0.17

The following table summarizes restricted stock unit activity during the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted- Average Grant Date Value
Unvested at December 31, 2022	1,868,518	$5.37
Granted	1,772,243	$8.52
Vested	(785,105)	$5.40
Forfeited	—	$—
Unvested at December 31, 2023	2,855,656	$7.32
Granted	1,310,533	$17.40
Vested	(1,551,003)	$8.68
Forfeited	—	$—
Cancelled	(77,834)	$7.77
Unvested at December 31, 2024	2,537,352	$11.68
Granted	563,171	$42.82
Vested	(854,220)	$19.24
Forfeited	(132,667)	$5.99
Cancelled	—	$—
Unvested December 31, 2025	2,113,636	$17.28

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

In January 2021, the Company issued 205,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards would vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of January 4, 2025, the date of cancellation, 132,000 PRSU awards were unvested and cancelled, 10,000 PRSU awards had been forfeited, and two of the milestones had been met, resulting in the Company recording cumulative stock-based compensation expense of $766,000.

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2025, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one was deemed improbable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million through December 31, 2025 and no stock-based compensation expense during the twelve months ended December 31, 2025.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of December 31, 2025, no PRSU awards were forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $10.1 million through December 31, 2025 and stock-based compensation expense of $1.8 million during the twelve months ended December 31, 2025.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of December 31, 2025, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $12.4 million through December 31, 2025 and stock-based compensation expense of $1.7 million during the twelve months ended December 31, 2025.

In January 2025, the Company issued 228,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of December 31, 2025, no PRSU awards had been forfeited, two of the four milestones had been met, one of the four milestones had been partially met and the remaining milestone was deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $9.2 million during the twelve months ended December 31, 2025.

The following table summarizes stock option activity during the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	5,157,857	$5.45	6.66	$20,515,000
Granted	1,488,990	$9.34
Exercised	(1,394,415)	$4.59
Forfeited	—	$—
Cancelled	(3,750)	$4.05
Options outstanding at December 31, 2023	5,248,682	$6.79	7.10	$62,210,000
Granted	1,219,200	$23.25
Exercised	(1,706,172)	$6.07
Forfeited	(27,250)	$39.31
Cancelled	—	$—
Options outstanding at December 31, 2024	4,734,460	$11.10	7.28	$141,297,000
Granted	659,033	$36.84
Exercised	(214,489)	$9.06
Forfeited	(52,500)	$35.75
Cancelled	(11,750)	$40.33
Options outstanding at December 31, 2025	5,114,754	$14.18	6.66	$114,000,000
Options exercisable at December 31, 2025	2,863,379	$9.85	5.80	$74,000,000

The Company received $2.0 million, $10.4 million and $6.4 million in cash proceeds from exercises of stock options during the years ended December 31, 2025, 2024 and 2023, respectively.

The total fair value of stock options that vested during the years ended December 31, 2025, 2024 and 2023 was $11.8 million, $7.3 million and $4.0 million, respectively.

Compensation expense for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the years ended December 31, 2025, 2024 and 2023 was $26.78, $16.83 and $6.76, respectively.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the years ended December 31, 2025, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2025	2024	2023
Expected volatility	83.2%	82.9%	81.3%
Expected term (in years)	5.93	6.09	6.17
Risk-free interest rate	4.18%	3.87%	3.88%
Expected dividend yield	0%	0%	0%

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

Since the Company had a net operating loss carryforward as of December 31, 2025, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the Consolidated Statements of Operations.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2025 is as follows:

Restricted stock units	2,113,636
Common stock options	5,114,754
Available for grant under the 2024 Plan	10,871,963
Available for issuance under Employee Stock Purchase Plan	5,478,253
23,578,606

8.
Income Taxes

Our income before provision for (benefit from) income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	December 31,
	2025	2024	2023
Current:
U.S. loss before income taxes	$(203,522)	$(105,855)	$(84,866)
Foreign loss before income taxes	(156,117)	(4,108)	(1,029)
Loss before income taxes	$(359,639)	$(109,963)	$(85,895)

Income tax expense from continuing operations consists of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	1	1	1
	$1	$1	$1
Deferred:
Federal	$(60,357)	$(33,180)	$(22,303)
State	(20,756)	(11,926)	(6,785)
Foreign	(19,561)	—	—
	$(100,674)	$(45,106)	$(29,088)

Change in valuation allowance	100,674	45,106	29,088
Total income tax expense	$1	$1	$1

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows (in thousands, except %):

	December 31,
	2025
Tax provision at U.S. Federal statutory rates	$(75,524)	21%
State income taxes net of federal benefit	1	0%
Foreign tax effects
Ireland:
Statutory Tax Rate Difference	13,238	(4)%
Change in Valuation Allowance	19,468	(5)%
Other Foreign Jurisdictions:	78	(0)%
Research and development credits	(22,639)	6%
Change in federal valuation allowance	60,357	(17)%
Non-taxable or non-deductible items	565	(0)%
Share-based compensation	4,221	(1)%
Other	236	(0)%
Effective income tax rate	$1	—

The reconciliations of the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Tax provision at U.S. Federal statutory rates	21%	21%
State income taxes net of federal benefit	9%	7%
Non-deductible permanent items	—	(1)%
Stock options	3%	3%
Research and development credits	10%	4%
Change in valuation allowance	(43)%	(34)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities	$174	$403
Intangible assets	134,134	93,056
Net operating loss carryforwards	68,178	40,799
Share-based compensation	4,237	2,796
Credit Carryforwards	58,261	27,199
Other	—	91
Total deferred tax assets	264,984	164,344
Valuation Allowance	(264,737)	(164,063)
Total deferred tax assets, net of allowance	$247	$281
Deferred tax liabilities:
Right of use assets	$(24)	$(281)
Other	(223)	—
Total deferred tax liabilities:	$(247)	$(281)
Net deferred tax assets (liabilities):	$—	$—

A valuation allowance of $264.7 million and $164.1 million at December 31, 2025 and December 31, 2024, respectively, has been recorded to offset net deferred tax assets, as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2025, the Company had approximately $194.7 million of federal net operating loss carryforwards, of which $17.7 million will begin to expire in 2032 and the remaining $177.0 million of which can be carried forward indefinitely. The Company has $110.6 million of state net operating loss carryforwards that will begin to expire in 2034. The Company has $156.1 million of foreign net operating loss carryforwards that can be carried forward indefinitely.

The Company's ability to utilize its federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Specifically, this limitation may arise in the event of an "ownership change," which is defined by Section 382 of the Code as a cumulative change in ownership of the Company of more than 50% within a three-year period. If the Company undergoes one or more ownership changes in connection with any future transactions in its stock, the Company's ability to utilize net operating loss carryforwards to offset federal taxable income, if any, could potentially result in increased future tax liability to the Company. An ownership change under Section 382 of the Code occurred during the year ended December 31, 2018. However, as of December 31, 2025, there is no limitation on the federal and state net operating losses.

The Company is subject to U.S. federal income tax, as well as income tax in various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2021 through December 31, 2025.

At December 31, 2025, the Company has federal and state research and development tax credit carry-forwards of approximately $41.5 million and $21.2 million, respectively. The federal credits begin to expire in 2036. The state credits do not expire.

The differences between the Company's effective income tax rate and the statutory federal rate for the year ended December 31, 2025 and the year ended December 31, 2024 relate primarily to losses incurred for which no tax benefit was recognized, due to uncertainty of realization. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At each of December 31, 2025 and December 31, 2024, the Company provided a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of those assets as a result of historical taxable net losses.

The Company has reviewed its operations and has not identified any material uncertain tax positions. As a result, there is no liability for uncertain tax positions in the income tax provision as of December 31, 2025 or December 31, 2024.

9.
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

10.
Commitments and Contingencies

In November 2021, the Company entered into an Office Lease (the “Office Lease”) with One Pacific Heights. LLC. The Office Lease is for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Premises”). The Premises currently serve as the Company’s corporate headquarters.

Monthly base rent payments due under the Office Lease for the Premises are $28,187, subject to annual increases of 3.0% during the term of the Office Lease. Under the Office Lease, the Company is responsible for certain charges for common area maintenance and other costs, including utility expenses and the Office Lease provides for abatement of rent during certain periods and escalating rent payments throughout the term of the Office Lease.

In October 2025, the Company amended the Office Lease (the “Amended Lease”). The Amended Lease is for approximately 25,062 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 500, San Diego, California 92121 (the “New Premises”). The New Premises will be the Company's corporate headquarters upon the later of (i) the date of substantial completion of certain tenant improvements provided for in the Amended Lease or (ii) April 1, 2026 (the “Substitution Date”).

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

In September 2024 the Company entered into an Office Sublease with TÜV SÜD America Inc. (the “Office Sublease”) The Office Sublease is for approximately 6,307 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 325, San Diego, California 92121 (the “Subleased Premises”).

Monthly base rent payments due under the Office Sublease for the Subleased Premises are $12,614, subject to annual increases of 3.0% during the term of the Office Sublease. Under the Office Sublease, the Company is responsible for certain other costs, including utility expenses.

On March 10, 2025, the Company entered into multi-year manufacturing agreements (the “Manufacturing Agreements”) with Corden Pharma Colorado, Inc. and affiliates (“CordenPharma”), securing dedicated capacity for the annual manufacture and supply of active pharmaceutical ingredient and final drug product for VK2735. The Manufacturing Agreements provide the Company with exclusive use of dedicated manufacturing line(s) and related equipment at CordenPharma's facilities. Based on evaluation of these arrangements under FASB Accounting Standards Codification 842, the Company has determined that they contain an embedded lease of the identified manufacturing assets as described above; however, as of December 31, 2025, the lease has not yet commenced because construction of the identified assets is ongoing and the Company does not yet have control or access for their intended use.

11.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 11 for further information on the Company’s reportable segment.

12.
Subsequent Events

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2025, and events which occurred subsequent to December 31, 2025 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.