Form 10-Q
period 2026-03-31
Viking Therapeutics, Inc.
filed 2026-04-30
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37355

VIKING THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1073877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9920 Pacific Heights Blvd, Suite 500 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 704-4660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	VKTX	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 15, 2026
Common stock, $0.00001 par value	116,105,643

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,116	$165,810
Short-term investments – available-for-sale	484,848	539,929
Prepaid clinical trial and preclinical study costs	4,021	8,053
Prepaid expenses and other current assets	1,224	1,806
Total current assets	608,209	715,598
Right-of-use assets	—	85
Deposits	33	46
Total assets	$608,242	$715,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,183	$53,251
Other accrued liabilities	39,142	23,279
Lease liability, current	—	137
Total current liabilities	106,325	76,667
Total liabilities	106,325	76,667
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; 115,893,943 shares issued and outstanding at March 31, 2026 and 114,793,067 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	1,508,643	1,486,229
Accumulated deficit	(1,005,871)	(847,546)
Accumulated other comprehensive loss	(856)	378
Total stockholders’ equity	501,917	639,062
Total liabilities and stockholders’ equity	$608,242	$715,729

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
Operating expenses:
Research and development	150,150	41,391
General and administrative	13,975	14,078
Total operating expenses	164,125	55,469
Loss from operations	(164,125)	(55,469)
Other income (expense):
Amortization of financing costs	—	(24)
Interest income, net	5,800	9,864
Total other income, net	5,800	9,840
Net loss	(158,325)	(45,629)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on securities	(1,250)	563
Foreign currency translation gain	16	9
Comprehensive loss	$(159,559)	$(45,057)
Basic and diluted net loss per share	$(1.37)	$(0.41)
Weighted-average shares used to compute basic and diluted net loss per share	115,568	112,069

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended March 31, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2025	114,793,067	$1	$1,486,229	$(847,546)	$378	$—	$639,062
Employee stock-based compensation, net	—	—	10,337	—	—	—	10,337
Issuance of common stock for equity incentive awards	762,198	—	450	—	—	—	450
Sale of common stock, net of issuance costs	338,678	—	11,627	—	—	—	11,627
Unrealized loss on investments	—	—	—	—	(1,250)	—	(1,250)
Unrealized currency translation gain	—	—	—	—	16	—	16
Net loss	—	—	—	(158,325)	—	—	(158,325)
Balance at March 31, 2026	115,893,943	$1	$1,508,643	$(1,005,871)	$(856)	$—	$501,917

	Three-Month Period Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Amount	Total
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$—	$880,278
Employee stock-based compensation, net	—	—	11,348	—	—	—	11,348
Issuance of common stock for equity incentive awards	715,240	—	349	—	—	—	349
Unrealized gain on investments	—	—	—	—	563	—	563
Unrealized currency translation gain	—	—	—	—	9	—	9
Net loss	—	—	—	(45,629)	—	—	(45,629)
Balance at March 31, 2025	112,288,759	$1	$1,380,669	$(533,536)	$(216)	$—	$846,918

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(158,325)	$(45,629)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(1,293)	(3,133)
Amortization of financing costs	—	24
Stock-based compensation	10,337	11,348
Amortization of right-of-use assets	85	111
Interest expense related to operating lease liability	1	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,628	(9,554)
Accrued interest, net of interest receivable on maturity of investments	936	2,470
Accounts payable	13,931	(2,110)
Accrued expenses	15,863	(5,739)
Lease liability	(139)	(129)
Net cash used in operating activities	(113,976)	(52,331)
Cash flows from investing activities
Purchases of investments	(72,437)	(232,614)
Proceeds from maturities of investments	126,626	295,859
Net cash provided by investing activities	54,189	63,245
Cash flows from financing activities
Proceeds from exercises of stock options and other stock issuances	450	349
ATM offering, net of fees	11,627	—
Net cash provided by financing activities	12,077	349
Net increase (decrease) in cash and cash equivalents	(47,710)	11,263
Cash and cash equivalents beginning of period	165,810	26,676
Effect of exchange rate changes on cash	16	1
Cash and cash equivalents end of period	$118,116	$37,940

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheet as of March 31, 2026, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 11, 2026. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, the unaudited condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2026 and 2025 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible to receive, and has received, under the AusIndustry Research and Tax Development Tax Incentive Program, an amount of cash from the Australian Taxation Office ("ATO"). The annual tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard ("IAS") 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2026 and 2025, foreign currency transaction gain amounted to $16,000 and $9,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(158,325)	$(45,629)

Denominator:
Weighted-average common shares outstanding	115,598,289	112,252,173
Less: Weighted-average shares subject to repurchase	(30,211)	(183,095)
Denominator for basic and diluted net loss per share	115,568,078	112,069,078

Net loss per share:
Basic and diluted	$(1.37)	$(0.41)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of March 31,
	2026	2025
Restricted stock units	1,821,677	2,298,292
Common stock subject to repurchase	30,211	183,095
Common stock options	5,939,013	5,181,380
	7,790,901	7,662,767

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of March 31, 2026 and December 31, 2025, the Company’s investments were in government money market funds, certificates of deposit, commercial paper, corporate debt securities and government debt securities. During the three months ended March 31, 2026, the Company sold available-for-sale securities with proceeds of $66.9 million and recognized no realized gains or losses. There were no sales of available-for-sale securities during the three months ended March 31, 2025.

Investments classified as available-for-sale as of March 31, 2026 consisted of the following (in thousands):

As of March 31, 2026	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$18,202	$—	$—	$18,202
Corporate debt securities (2)	434,318	195	(607)	433,906
Government debt securities (2)	32,734	25	(19)	32,740
	$485,254	$220	$(626)	$484,848

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2026, there were 67 securities in an unrealized gain position and there were 139 securities in an unrealized loss position. The unrealized gains were less than $24,000 individually and $221,000 in the aggregate. The unrealized losses were less than $51,000 individually and $626,000 in the aggregate. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At March 31, 2026, none of these securities were classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet, and $87.1 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

As of March 31, 2026 and December 31, 2025, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of money market funds and certificates of deposit. The Company’s financial assets valued based on Level 2 inputs consist of commercial paper, corporate debt securities, which consist of investments in highly-rated investment-grade corporations, and government debt securities.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2026, the Company’s investments were in money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$13,382	$6,418	$6,964	$—
Short-term investments
Commercial paper, available-for-sale	18,202	—	18,202	—
Corporate debt securities, available-for-sale	433,906	—	433,906	—
Government debt securities, available-for-sale	32,740	—	32,740	—
Total financial assets	$498,230	$6,418	$491,812	$—

		Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$59,124	$56,529	$2,595	$—
Short-term investments
Commercial paper, available-for-sale	12,713	—	12,713	—
Corporate debt securities, available-for-sale	490,114	—	490,114	—
Government debt securities, available-for-sale	37,102	—	37,102	—
Total financial assets	$599,053	$56,529	$542,524	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

As of December 31, 2025, the Company had one operating lease (the “Office Lease”) and one operating sublease (the "Office Sublease"). The Office Lease is for office space under a lease that commenced on March 1, 2022 and expired on March 31, 2026 (the “Term”). The Office Sublease is for office space under a sublease that commenced on September 16, 2024 and expired on March 31, 2026 (the "Sublease Term"). Below is a summary of the Company’s ROU assets and lease liabilities as of March 31, 2026 and December 31, 2025 (in thousands, except for years and %):

	March 31, 2026	December 31, 2025

Right-of-use assets	$—	$85

Lease liability obligations, current	$—	$137
Lease liability obligations, less current portion	—	—
Total lease liability obligations	$—	$137

Weighted-average remaining lease term	0 years	0.25 years

Weighted-average discount rate	—%	6.28%

During each of the three months ended March 31, 2026 and 2025, the Company recognized $119,000 and $124,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statement of operations.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of March 31, 2026 are as follows (in thousands):

Remainder of 2026	—
Total minimum lease payments	$—
Less: amount representing interest	$—
Total lease liability obligations	$—

In October 2025, the Company amended the Office Lease (the “Amended Lease”). The Amended Lease is for approximately 25,062 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 500, San Diego, California 92121 (the “New Premises”). In April 2026, the Company moved into the New Premises, which is now the Company's new corporate headquarters. See Note 7 for more information related to the Amended Lease.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of March 31, 2026 and December 31, 2025. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the stock purchase agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016. No similar expense was recognized during the three months ended March 31, 2025.

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

In October 2025, the Company modified one of the two remaining performance targets, such that the shares vest upon the achievement of an updated performance target. The incremental cost related to this modification totaled $0.3 million. As of March 31, 2026, none of the awards had been forfeited and 60,422 shares related to one performance target vested and 30,211 shares related to one partially achieved performance target vested, resulting in the Company recording stock-based compensation expense of $39,000 during the three months ended March 31, 2026. The remaining 30,210 unvested shares related to the one partially achieved performance target were deemed improbable to vest. The Company will continue to reassess at each reporting period whether these unvested shares related to performance targets become probable of vesting. The Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the performance target will actually be achieved if and when it is deemed probable.

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

In July 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or collectively, the Agents. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At the Market Equity Offering Sales Agreement we previously entered into in July 2021 was amended to provide that our offering and sale of shares from time to time through or to the Agents, as sales agent or principal, or the ATM Offering, could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any shares of our common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). From the date of the ATM Prospectus through March 31, 2026, 3,895,589 shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of March 31, 2026, the Company may sell shares of its common stock for remaining gross proceeds of up to $63.7 million from time to time pursuant to the ATM Prospectus.

During each of the three months ended March 31, 2026 and 2025, the Company issued no shares of its common stock pursuant to the ESPPs.

In February 2025, the Company’s Board of Directors authorized a stock repurchase program effective February 27, 2025, whereby the Company may purchase up to $250.0 million in shares of its common stock over a period of up to two years (the “Repurchase Program”). The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Company did not repurchase any shares of its common stock under the Repurchase Program during each of the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026 and 2025, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Stock-based compensation expense by type of award:
Stock options	$5,345	$4,248
Restricted stock and restricted stock units	4,854	6,960
Employee stock purchase plan	138	140
Total stock-based compensation expense included in expenses	$10,337	$11,348
Stock-based compensation expense by line item:
Research and development expenses	$3,257	$3,981
General and administrative expenses	7,080	7,367
Total stock-based compensation expense included in expenses	$10,337	$11,348

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of March 31, 2026
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$36,468	2.67
Restricted stock and restricted stock units	$33,675	1.98

The following table is a summary of restricted stock activity during the three months ended March 31, 2026:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	120,843	$0.17
Granted	—	$—
Vested	(90,632)	$0.17
Forfeited	—	$—
Repurchased	—	$—
Unvested at March 31, 2026	30,211	$0.17

The following table summarizes restricted stock unit activity during the three months ended March 31, 2026:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2025	2,113,636	$17.28
Granted	666,060	$35.29
Vested	(713,476)	$14.50
Forfeited	(218,999)	$4.88
Cancelled	(25,544)	$25.78
Unvested at March 31, 2026	1,821,677	$26.33

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

In January 2022, the Company issued 657,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of January 3, 2026, the date of cancellation, 218,999 PRSU awards were cancelled, and three of the milestones had been met, resulting in the Company recording cumulative stock-based compensation expense of $3.2 million.

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of March 31, 2026, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one milestone was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $10.3 million through March 31, 2026 and stock-based compensation expense of $187,000 during the three months ended March 31, 2026.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2026, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $12.9 million through March 31, 2026 and stock-based compensation expense of $400,000 during the three months ended March 31, 2026.

In January 2025, the Company issued 228,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2026, no PRSU awards had been forfeited, two of the four milestones had been met, one of the four milestones had been partially met and the remaining milestone was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $9.0 million through March 31, 2026 and stock-based compensation expense of $(94,000) during the three months ended March 31, 2026.

In January 2026, the Company issued 300,650 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of March 31, 2026, 4,650 PRSU awards had been forfeited, and all four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $2.0 million during the three months ended March 31, 2026.

The following table summarizes stock option activity during the three months ended March 31, 2026:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	5,114,754	$14.18	6.66	114,000,000
Granted	910,896	$33.67
Exercised	(48,944)	$9.20
Forfeited	—	$—
Cancelled	(37,693)	$24.84
Options outstanding at March 31, 2026	5,939,013	$17.14	6.94	101,000,000
Options exercisable at March 31, 2026	3,811,897	$11.79	6.03	83,000,000

The Company received $0.5 million and $0.3 million in cash proceeds from exercises of stock options during the three months ended March 31, 2026 and 2025, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the three months ended March 31, 2026 was $24.86.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the three months ended March 31, 2026 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2026
Expected volatility	85.43%
Expected term (in years)	6.02
Risk-free interest rate	3.82%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of March 31, 2026, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statements of operations and comprehensive loss.

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

In October 2025, the Company entered into the Amended Lease. The Amended Lease is for approximately 25,062 rentable square feet of space at the New Premises. The New Premises will be the Company's corporate headquarters upon the later of (i) the date of substantial completion of certain tenant improvements provided for in the Amended Lease or (ii) April 1, 2026 (the “Substitution Date”). In April 2026, the Company moved into its New Premises.

The Amended Lease will expire on the last day of the 67th month following the Substitution Date (the “Term”) which is November 7, 2031. Monthly base rent payments due under the Amended Lease for the New Premises are $63,000, subject to annual increases pursuant to the Amended Lease during the Term. Under the Amended Lease, the Company is responsible for certain charges for common area maintenance and other costs, including utility expenses, and the Amended Lease provides for abatement of rent during certain periods and escalating rent payments throughout the Term.

In September 2024, the Company entered into the Office Sublease with TÜV SÜD America Inc. The Office Sublease is for approximately 6,307 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 325, San Diego, California 92121 (the “Subleased Premises”).

Monthly base rent payments due under the Office Sublease for the Subleased Premises are $12,614, subject to annual increases of 3.0% during the Sublease Term. Under the Office Sublease, the Company is responsible for certain other costs, including utility expenses. This Office Sublease expired on March 31, 2026.

In March 2025, the Company entered into broad, multi-year manufacturing agreements (the “Manufacturing Agreements”) with Corden Pharma Colorado, Inc. and its affiliates (“CordenPharma”), covering both the active pharmaceutical ingredient (“API”) and final finished product supply for VK2735. Under the terms of the Manufacturing Agreements, the Company secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. In exchange for dedicated API and fill/finish capacity, the Company will make prepayments to CordenPharma, to be paid over the period from 2026 to 2028. These prepayments will be fully credited against future orders.

8. Segment Reporting

The Company is a clinical-stage biopharmaceutical company focused on the development of novel first-in-class or best-in-class therapies for the treatment of metabolic and endocrine disorders, with three compounds currently in clinical trials. The Company manages its business activities on a condensed consolidated basis and operates in one reportable segment.

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2026, and events which occurred subsequent to March 31, 2026, but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the condensed consolidated financial statements, except as follows: On April 24, 2026, Ligand Pharmaceuticals Incorporated (“Ligand”) notified the Company that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to the Company under the Master License Agreement, dated May 21, 2014 (as amended from time to time, the “License Agreement”), by and among the Company, Ligand and Metabasis Therapeutics, Inc., effective as of May 4, 2026. The TR-Beta Program includes the Company’s VK2809 product candidate. The Company believes Ligand has no right under the License Agreement to terminate the license with respect to the TR-Beta Program and will vigorously defend and enforce its rights under the License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of its licensed programs.

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

In June 2025, we announced the initiation of two Phase 3 clinical studies to evaluate the subcutaneous formulation of VK2735, VANQUISH-1 and VANQUISH-2. In November 2025, we announced completion of enrollment in the VANQUISH-1 study. In March 2026, we announced the completion of patient enrollment in the VANQUISH-2 study.

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

In January 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, and in August 2025, we announced positive top-line results from the trial. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving oral VK2735 demonstrating statistically significant reductions in body weight compared with placebo. Additionally, the trial showed oral VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of treatment emergent adverse events being categorized as mild or moderate. We expect to initiate Phase 3 Oral dosing studies in the fourth quarter of 2026.

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

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. In April 2026, we announced that we filed an IND application for our Novel Amylin Agonist VK3019. We plan to initiate a Phase 1 Trial evaluating VK3019 in the second quarter of 2026.

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

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 oral, VK3019, VK2809, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in the Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2025, we incurred $345.0 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH-1 and VANQUISH-2 clinical trials, VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the three months ended March 31, 2026, we incurred $150.2 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH-1 and VANQUISH-2 clinical trials. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The following table provides a breakout of expenses by major cost type:

(in thousands)	March 31, 2026	March 31, 2025
Personnel, facility and equipment, and other overhead costs	$10,312	$7,492
Clinical and other development costs	$139,838	$33,899
Total	$150,150	$41,391

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
Research and development expenses	$150,150	$41,391	$108,759	262.8%

The increase in research and development expenses during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to increased expenses related to clinical studies of $103.2 million, manufacturing for our drug candidates of $1.8 million, consultants of $1.7 million, salaries and benefits of $1.5 million and pre-clinical studies of $1.0 million, partially offset by a decrease in expenses related to stock-based compensation of $0.7 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
General and administrative expenses	$13,975	$14,078	$(103)	(0.7)%

The decrease in general and administrative expenses during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to decreased expenses related to legal and patent services of $2.0 million and stock-based compensation of $0.3 million, partially offset by increased expenses related to consulting of $1.5 million and salaries and benefits of $0.4 million.

Other Income

The following table summarizes our other income for the three months ended March 31, 2026 and 2025 (in thousands, except % change).

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
Total other income, net	$5,800	$9,840	$(4,040)	(41.1)%

Other income recognized during the three months ended March 31, 2026 and 2025 consisted primarily of interest income, which decreased in 2026 primarily due to lower average cash balances compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $603.0 million. As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least June 30, 2027, which is more than one year after the date of our filing of this Form 10-Q.

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

In July 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or collectively the Agents. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the ATM Offering (as defined below) and the At The Market Equity Offering Sales Agreement we previously entered into in June 2021 was amended to provide that our offer and sale of shares from time to time through or to the Agents, as sales agent or principal or, the ATM Offering, could be conducted off of registration statements on Form S-3 subsequently filed by us. Any shares of our common stock offered and sold in the ATM Offering will now be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. From the date of the ATM Prospectus through March 31, 2026, 3,895,589 shares of our common stock were sold pursuant to the ATM Offering and, as of March 31, 2026, we may sell shares of our common stock for remaining gross proceeds of up to $63.7 million from time to time pursuant to the ATM Prospectus.

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

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2026 or the twelve months ended December 31, 2025.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(113,976)	$(52,331)
Cash provided by investing activities	$54,189	$63,245
Cash provided by financing activities	$12,077	$349

Cash Used in Operating Activities

During the three months ended March 31, 2026, cash used in operating activities of $113.9 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of increases in accrued expenses, accounts payable, partially offset by a decrease in prepaid expenses and other current assets, lease liability and accrued interest, net of interest received on maturity of investments.

During the three months ended March 31, 2025, cash used in operating activities of $52.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, and interest expense related to operating lease liabilities as well as changes in our working capital accounts, primarily consisting of a decrease in prepaid expenses and other current assets, accrued expenses, accounts payable and lease liability, partially offset by an increase in accrued interest, net of interest received on maturity of investments.

Cash Provided by Investing Activities

During the three months ended March 31, 2026, cash provided by investing activities of $54.2 million resulted primarily from proceeds of maturities of investments of $126.6 million, partially offset by the purchase of investments of $72.4 million.

During the three months ended March 31, 2025, cash provided by investing activities of $63.2 million resulted primarily from the proceeds of maturities of investments of $295.8 million, partially offset by purchase of investments of $232.6 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $12.1 million, which consisted of proceeds from the ATM Offering, net of fees and proceeds from certain option exercises.

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

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$118,116	$165,810
Short-term investments – available-for-sale	$484,848	$539,929
Total	$602,964	$705,739

Based on the above balances at March 31, 2026, if short-term interest rates increased or decreased by 10%, or 4.1 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $0.1 million.

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

Changes in Internal Control

During the quarter, we completed the implementation of a new accounting system. As a result, certain internal controls over financial reporting were modified, and new controls were implemented. We are continuing to evaluate the design and operating effectiveness of these controls.

Except as described above, there were no changes in internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, which is in Phase 3 development; VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development; VK2735 oral, for which we recently completed a Phase 2 clinical trial; VK0214, for which we completed a Phase 1b clinical trial; as well as the dual amylin and calcitonin receptor agonist, or DACRA, diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of March 31, 2026, we had an accumulated deficit of $1,005.9 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

*We are substantially dependent on technologies we licensed from Ligand Pharmaceuticals Incorporated, or Ligand, and if we lose the license to such technologies or our master license agreement with Ligand, or the Master License Agreement, is terminated for any reason, our ability to develop existing and new drug candidates would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

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

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 product candidate. We believe Ligand has no right under the Master License Agreement to terminate the license with respect to the TR-Beta Program and will vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to development or commercialize VK2809. The loss of such intellectual property rights and inability to continue to develop VK2809 could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of March 31, 2026, we had cash, cash equivalents and investments totaling $603.0 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we may offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering will be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents. As of March 31, 2026, we may sell shares of our common stock for remaining gross proceeds of up to $63.7 million from time to time pursuant to the ATM Prospectus.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Patient enrollment may also be affected by other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the ongoing conflict between Russia and Ukraine, the war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, uncertainty regarding Greenland and other geopolitical conflicts. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may have been reluctant or unable to visit clinical sites, or may have delayed seeking treatment for chronic conditions.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound®) and orforglipron (Foundayo™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, and MariTide from Amgen Inc., and ribupatide from Kailera Therapeutics. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gan & Lee Pharmaceuticals, Gubra, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., NeuroBo, NodThera, Palatin Technologies, Inc., Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Skye Bioscience, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 31, 2026, we had fifty-nine full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, the war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, uncertainty regarding Greenland and other geopolitical conflicts could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

*The impact of the ongoing conflict between Russian and Ukraine, the war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, uncertainty regarding Greenland and other geopolitical conflicts on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of the ongoing conflict between Russia and Ukraine, the war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, and uncertainty regarding Greenland are difficult to predict at this time. We continue to monitor any adverse impact that these and other geopolitical conflicts may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine, Iran or Venezuela may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the conflicts and instability in Ukraine, Iran, the Middle East or Venezuela may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of March 31, 2026, we owned or co-owned 200 patent applications and 56 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 product candidate. We believe Ligand has no right under the Master License Agreement to terminate the license with respect to the TR-Beta Program and will vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to development or commercialize VK2809. The loss of such intellectual property rights and inability to continue to develop VK2809 could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As noted above, on April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. See the discussion under the heading “We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses” for additional details.

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

Our intellectual property includes licenses covering issued patents and pending patent applications for composition of matter, method of use and method of manufacture. As of March 31, 2026, for each of VK2809 and VK0214, we in-licensed two patents in the U.S. and additional patents in certain foreign jurisdictions, and owned or co-owned and in-licensed four U.S. patents, three U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also in-licensed one additional U.S. patent and one Japanese patent directed to VK0214, and owned three additional U.S. patents, three U.S. patent applications, one PCT application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of March 31, 2026. For VK5211, as of March 31, 2026, we in-licensed nine patents in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of March 31, 2026, for our GLP-1 program, we own four U.S. patents, additional patents in certain foreign jurisdictions, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. For our DACRA program, as of March 31, 2026, we own one PCT application and additional applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of March 31, 2026, we had several licensed and owned patents and several licensed and owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of March 31, 2026, our executive officers, directors and 5% or greater stockholders beneficially owned 16.4% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Brian Lian, Ph.D., President, Chief Executive Officer and Director	January 15, 2026	Rule 10b5-1 trading arrangement	365,000	December 31, 2026(1)

(1)
The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Chief Operating Officer

As previously disclosed, on February 10, 2026, Marianne Mancini provided us with notice that she would be retiring and therefore resigning from her role as our Chief Operating Officer, effective April 30, 2026. On April 27, 2026, Ms. Mancini notified us of her decision not to retire and to rescind her resignation. As a result, Ms. Mancini will continue to serve as our Chief Operating Officer under the previously existing employment agreement by and between Ms. Mancini and us, dated May 21, 2015, as described in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 1, 2026 (the “Proxy Statement”). The information with respect to Ms. Mancini as required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K is set forth in the Proxy Statement and is hereby incorporated by reference herein.

Purported Termination of TR-Beta Program License

On April 24, 2026, Ligand notified us that it is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement, effective as of May 4, 2026. The TR-Beta Program includes our VK2809 product candidate. We believe Ligand has no right under the Master License Agreement to terminate the license with respect to the TR-Beta Program and will vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

10.1#	Employment Agreement, effective January 12, 2026, by and between Viking Therapeutics, Inc. and Neil Aubuchon.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

## Indicates management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: April 29, 2026	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2026	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)