Form 10-Q
period 2026-06-30
Viking Therapeutics, Inc.
filed 2026-07-29
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 15, 2026
Common stock, $0.00001 par value	116,652,937

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,750	$165,810
Short-term investments – available-for-sale	375,913	539,929
Prepaid clinical trial and preclinical study costs	14,960	8,053
Prepaid expenses and other current assets	941	1,806
Total current assets	517,564	715,598
Right-of-use assets	4,010	85
Restricted cash	211	—
Deposits	113	46
Total assets	$521,898	$715,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$69,012	$53,251
Other accrued liabilities	40,483	23,279
Lease liability, current	161	137
Total current liabilities	109,656	76,667
Lease liability, net of current portion	3,925	—
Total long-term liabilities	3,925	—
Total liabilities	113,581	76,667
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at June 30, 2026 and December 31, 2025; 116,652,937 shares issued and outstanding at June 30, 2026 and 114,793,067 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	1,543,362	1,486,229
Accumulated deficit	(1,133,893)	(847,546)
Accumulated other comprehensive (loss) gain	(1,153)	378
Total stockholders’ equity	408,317	639,062
Total liabilities and stockholders’ equity	$521,898	$715,729

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	115,754	60,153	265,904	101,543
General and administrative	16,843	14,421	30,818	28,500
Total operating expenses	132,597	74,574	296,722	130,043
Loss from operations	(132,597)	(74,574)	(296,722)	(130,043)
Other income (expense):
Amortization of financing costs	—	(24)	—	(48)
Interest income, net	4,545	9,033	10,345	18,897
Realized gain on investments	30	4	30	4
Total other income, net	4,575	9,013	10,375	18,853
Net loss	(128,022)	(65,561)	(286,347)	(111,190)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments	(299)	26	(1,549)	589
Foreign currency translation gain	2	24	18	33
Comprehensive loss	$(128,319)	$(65,511)	$(287,878)	$(110,568)
Basic and diluted net loss per share	$(1.10)	$(0.58)	$(2.47)	$(0.99)
Weighted-average shares used to compute basic and diluted net loss per share	116,263	112,134	115,917	112,102

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2026	115,893,943	$1	$1,508,643	$(1,005,871)	$(856)	$501,917
Employee stock-based compensation, net	—	—	11,133	—	—	11,133
Issuance of common stock for equity incentive awards	63,352	—	1,012	—	—	1,012
Sale of common stock, net of issuance costs	695,642		22,574			22,574
Unrealized loss on investments	—	—	—	—	(299)	(299)
Foreign currency translation gain	—	—	—	—	2	2
Net loss	—	—	—	(128,022)	—	(128,022)
Balance at June 30, 2026	116,652,937	$1	$1,543,362	$(1,133,893)	$(1,153)	$408,317

	Six-Month Period Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2025	114,793,067	$1	$1,486,229	$(847,546)	$378	$639,062
Employee stock-based compensation, net	—	—	21,470	—	—	21,470
Issuance of common stock under employee stock plans	825,550	—	1,463	—	—	1,463
Sale of common stock, net of issuance costs	1,034,320		34,200			34,200
Unrealized loss on investments	—	—	—	—	(1,549)	(1,549)
Foreign currency translation gain	—	—	—	—	18	18
Net loss	—	—	—	(286,347)	—	(286,347)
Balance at June 30, 2026	116,652,937	$1	$1,543,362	$(1,133,893)	$(1,153)	$408,317

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2025	112,288,759	$1	$1,380,669	$(533,536)	$(216)	$846,918
Employee stock-based compensation, net	—	—	13,547	—	—	13,547
Issuance of common stock for equity incentive awards	40,950	—	507	—	—	507
Unrealized gain on investments	—	—	—	—	26	26
Foreign currency translation gain	—	—	—	—	24	24
Net loss	—	—	—	(65,561)	—	(65,561)
Balance at June 30, 2025	112,329,709	$1	$1,394,723	$(599,097)	$(166)	$795,461

	Six-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$880,278
Employee stock-based compensation, net	—	—	24,895	—	—	24,895
Issuance of common stock under employee stock plans	756,190	—	856	—	—	856
Unrealized gain on investments	—	—	—	—	589	589
Foreign currency translation gain	—	—	—	—	33	33
Net loss	—	—	—	(111,190)	—	(111,190)
Balance at June 30, 2025	112,329,709	$1	$1,394,723	$(599,097)	$(166)	$795,461

See accompanying notes to the unaudited condensed consolidated financial statements.

4

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(286,347)	$(111,190)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(2,178)	(5,524)
Amortization of financing costs	—	48
Stock-based compensation	21,470	24,895
Amortization of right-of-use assets	242	223
Realized gain on investments	(30)	(4)
Interest expense related to operating lease liability	112	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,108)	(14,643)
Accrued interest, net of interest receivable on maturity of investments	1,056	2,459
Accounts payable	15,761	(4,319)
Accrued expenses	17,204	8,904
Lease liability	(330)	(259)
Net cash used in operating activities	(239,148)	(99,392)
Cash flows from investing activities
Purchases of investments	(142,491)	(356,090)
Proceeds from sales of investments	38,466	—
Proceeds from maturities of investments	267,645	461,841
Net cash provided by investing activities	163,620	105,751
Cash flows from financing activities
Proceeds from exercises of stock options and other stock issuances	1,463	856
ATM offering, net of fees	34,200	—
Net cash provided by financing activities	35,663	856
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,865)	7,215
Cash, cash equivalents and restricted cash beginning of period	165,810	26,676
Effect of exchange rate changes on cash	16	(11)
Cash, cash equivalents and restricted cash at end of period	$125,961	$33,880

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	50	50
Right-of-use asset obtained in exchange for lease obligation	$4,180	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheet as of June 30, 2026, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 11, 2026. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2026 and 2025 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Restricted Cash

The Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the condensed consolidated statements of cash flows.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company maintains deposits in federally insured depository institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

For the Company’s 2024 Employee Stock Purchase Plan, the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2024 ESPP allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Total other income, net” in the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2026 and 2025, foreign currency transaction gain amounted to $2,000 and $24,000, respectively. For the six months ended June 30, 2026 and 2025, foreign currency transaction gain amounted to $18,000 and $33,000, respectively.

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

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(128,022)	$(65,561)	$(286,347)	$(111,190)

Denominator:
Weighted-average common shares outstanding	116,292,934	112,317,520	115,947,530	112,285,027
Less: Weighted-average shares subject to repurchase	(30,211)	(183,095)	(30,211)	(183,095)
Denominator for basic and diluted net loss per share	116,262,723	112,134,425	115,917,319	112,101,932

Net loss per share:
Basic and diluted	$(1.10)	$(0.58)	$(2.47)	$(0.99)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of June 30,
	2026	2025
Restricted stock units	1,813,501	2,298,292
Common stock subject to repurchase	30,211	183,095
Common stock options	5,990,015	5,185,757
	7,833,727	7,667,144

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

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of June 30, 2026 and December 31, 2025, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities. There were no sales of available-for-sale securities during the three and six months ended June 30, 2026 or during the year ended December 31, 2025.

Investments classified as available-for-sale as of June 30, 2026 consisted of the following (in thousands):

As of June 30, 2026	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$42,246	$—	$—	$42,246
Corporate debt securities (2)	301,844	54	(700)	301,198
Government debt securities (2)	32,527	6	(64)	32,469
	$376,617	$60	$(764)	$375,913

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2026, there were 52 securities in an unrealized gain position and there were 118 securities in an unrealized loss position. The unrealized gains were less than $7,000 individually and $60,000 in the aggregate. The unrealized losses were less than $57,000 individually and $765,000 in the aggregate. Although historically the Company has chosen not to sell its investments before maturity, the Company expects that it may need to do so from time to time as its expenses increase. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
(2)
At June 30, 2026, none of these securities were classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet, and $59.7 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, investments and accounts payable. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of June 30, 2026 and December 31, 2025, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of government money market funds. The Company’s financial assets valued based on Level 2 inputs consist of commercial paper, corporate debt securities and government debt securities, which consist of investments in highly-rated investment-grade corporations.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2026, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$29,166	$29,166	$—	$—
Short-term investments
Commercial paper, available-for-sale	42,246	—	42,246	—
Corporate debt securities, available-for-sale	301,198	—	301,198	—
Government debt securities, available-for-sale	32,469	—	32,469	—
Total financial assets	$405,079	$29,166	$375,913	$—

		Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$59,124	$56,529	$2,595	$—
Short-term investments
Commercial paper, available-for-sale	12,713	—	12,713	—
Corporate debt securities, available-for-sale	490,114	—	490,114	—
Government debt securities, available-for-sale	37,102	—	37,102	—
Total financial assets	$599,053	$56,529	$542,524	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

As of June 30, 2026, the Company has one operating lease (the “Amended Office Lease”). The Amended Office Lease is for office space under an amended lease that took effect on April 8, 2026 and expires on November 7, 2031 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands, except for years and %):

	June 30, 2026	December 31, 2025

Right-of-use assets	$4,010	$85

Lease liability obligations, current	$161	$137
Lease liability obligations, less current portion	3,925	—
Total lease liability obligations	$4,086	$137

Weighted-average remaining lease term	5.33 years	0.25 years

Weighted-average discount rate	9.00%	6.28%

During the three and six months ended June 30, 2026, the Company recognized $252,000 and $371,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recognized $119,000 and $243,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of June 30, 2026 are as follows (in thousands):

Remainder of 2026	328
2027	364
2028	1,053
2029	1,222
2030	1,307
2031	1,121
Total minimum lease payments	$5,395
Less: amount representing interest	$(1,309)
Total lease liability obligations	$4,086

The Amended Office Lease provides the Company with an option to extend the term of the Amended Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be on the same terms and conditions as the Amended Office Lease, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Amended Office Lease. The option to extend the term of the Amended Office Lease was recognized as part of the Company’s lease liability and ROU assets.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of June 30, 2026 and December 31, 2025. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock, $0.00001 par value per share.

In February 2014, the Company entered into a stock purchase agreement with one of its founders. The agreement provided for the purchase of 1,000,000 shares of the Company’s common stock at a price per share of $0.01 in exchange for future services to be rendered to the Company as measured by certain performance criteria. The shares were subject to a repurchase option and were to vest in two tranches of 500,000 shares each, upon achievement of the performance target or upon a triggering event as defined in the stock purchase agreement (the "Founder Agreement").

The Company determined that the fair value of the unrecognized expense was $168,000 at February 20, 2014, the grant date. In May 2015, the Company repurchased 633,810 of these shares at a purchase price of $0.00001 per share. In connection with the repurchase, the Company entered into an amendment to the Founder Agreement to provide that the remaining 366,190 shares will continue to vest in two tranches of 183,095 shares each, upon achievement of the performance target or upon a triggering event as defined in the Founder Agreement. The pro rata grant date fair value of the unrecognized expense is $62,000. In October 2015, a triggering event became probable of occurrence and was deemed achieved in October 2016; therefore, the Company recorded $31,000 of stock-based compensation expense through December 31, 2016.

In May 2025, the Company modified the targets related to the remaining 183,095 shares, such that the shares vest upon the achievement of three performance goals. The incremental cost related to this modification totaled $5.2 million. The reason for the modification was to provide additional incentives toward achieving the Company’s long-term plans. As of June 30, 2025, none of the awards had been forfeited and the remaining three milestones had not been met but were deemed probable of achievement. In July 2025, a triggering event occurred and a performance target was achieved. Due to the achievement of this performance target, 62,252 shares vested.

In October 2025, the Company modified one of the two remaining performance targets, such that the shares vest upon the achievement of an updated performance target. The incremental cost related to this modification totaled $0.3 million. As of June 30, 2026, none of the awards had been forfeited, 60,422 shares related to one performance target vested and 30,211 shares related to one partially achieved performance target vested, resulting in the Company recording stock-based compensation expense of $39,000 during the six months ended June 30, 2026. As of June 30, 2026, the remaining 30,210 unvested shares related to the one partially achieved performance target were deemed improbable to vest. The Company will continue to reassess at each reporting period whether these unvested shares related to the one partially achieved performance target become probable of vesting. The Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the remaining portion of the partially achieved performance target will actually be achieved if and when it is deemed probable.

On July 26, 2023, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), which became effective upon filing (the “2023 Shelf Registration Statement”). The 2023 Shelf Registration Statement allowed the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement were to be established at the time of such offering. The 2023 Shelf Registration Statement expired on July 26, 2026.

On July 26, 2023, the Company entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement (the “ATM Agreement Amendment”) with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC (collectively, the “Agents”). Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the Prior ATM Offering (as defined below) and the At-The-Market Equity Offering Sales Agreement the Company previously entered into on July 28, 2021 was amended to provide that the Company’s offer and sale of shares from time to time through or to the Agents, as sales agent or principal (the “Prior ATM Offering”), could be conducted off of registration statements on Form S-3 subsequently filed by the Company. Any shares of the Company’s common stock offered and sold in the Prior ATM Offering were to be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of the Company’s common stock pursuant to the Prior ATM Offering, that was included in the 2023 Shelf Registration Statement (the “ATM Prospectus”). From the date of the ATM Prospectus through June 30, 2026, 4,591,231 shares of the Company’s common stock were sold pursuant to the Prior ATM Offering and, as of June 30, 2026, the Company may sell shares of its common stock for remaining gross proceeds of up to $40.4 million from time to time pursuant to the ATM Prospectus.

During the six months ended June 30, 2026 and 2025, the Company issued 15,500 and 7,764 shares, respectively, of its common stock pursuant to the 2024 ESPP.

In February 2025, the Company’s Board of Directors authorized a stock repurchase program effective February 27, 2025, whereby the Company may purchase up to $250.0 million in shares of its common stock over a period of up to two years (the “2025 Repurchase Program”). The 2025 Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Company did not repurchase any shares of its common stock under the 2025 Repurchase Program during each of the six months ended June 30, 2026 and 2025.

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

For the 2024 ESPP, the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2024 ESPP currently allows for up to one increase in contributions during each purchase period, then as an employee elects to increase their contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

2024 ESPP. On May 21, 2024, the Company’s stockholders approved the 2024 ESPP. No further shares have been, or will be, issued to participants under the Company’s prior 2014 Employee Stock Purchase Plan since May 21, 2024. The maximum number of shares of the Company’s common stock that may be issued under the 2024 ESPP will not exceed 5,500,000 shares for issuance pursuant to purchases under the 2024 ESPP. The shares of common stock available for purchase pursuant to the 2024 ESPP are authorized but unissued shares of the Company’s common stock, shares of the Company’s common stock that the Company otherwise held in treasury or shares of the Company’s common stock that are purchased on the open market in arms’ length transactions in accordance with applicable securities laws. Shares of the Company’s common stock will be offered for purchase under the 2024 ESPP as determined by the Compensation Committee through a series of successive offerings that each have a term of 24 months and consist of four consecutive purchase periods of six months each. Prior to the commencement of any future offering under the 2024 ESPP, the Compensation Committee may determine that the current offering shall end, may commence a new offering on the first day after the end of such terminal purchase period (or any desired later date), and may decide that future offerings will consist of one or more consecutive purchase periods, each to be of such duration as determined by the Compensation Committee; however, no offering will exceed 27 months and no purchase period will exceed one year. Each employee of the Company who (1) is an employee on the first date of any offering under the 2024 ESPP, (2) is customarily scheduled to work for more than 20 hours per week and more than five months per calendar year, and (3) meets such other criteria as may be determined by the Compensation Committee (consistent with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”)), is eligible to participate in the 2024 ESPP for each purchase period within such offering. The purchase price per share of the Company’s common stock under the 2024 ESPP may not be less than, and will initially be equal to, the lesser of: (1) 85% of the fair market value per share of the Company’s common stock on the first day of the offering, or (2) 85% of the fair market value per share of the Company’s common stock on the date the purchase right is exercised, which will be the last day of the applicable purchase period.

During the three and six months ended June 30, 2026 and 2025, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Stock options	$5,739	$3,619	$11,084	$7,867
Restricted stock and restricted stock units	5,273	9,763	10,127	16,723
Employee stock purchase plan	121	165	259	305
Total stock-based compensation expense included in expenses	$11,133	$13,547	$21,470	$24,895
Stock-based compensation expense by line item:
Research and development expenses	$4,651	$3,543	$7,908	$7,524
General and administrative expenses	6,482	10,004	13,562	17,371
Total stock-based compensation expense included in expenses	$11,133	$13,547	$21,470	$24,895

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of June 30, 2026
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$35,831	2.67
Restricted stock and restricted stock units	$28,129	1.98

The following table is a summary of restricted stock activity during the six months ended June 30, 2026:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	120,843	$0.17
Granted	—	$—
Vested	(90,632)	$0.17
Forfeited	—	$—
Repurchased	—	$—
Unvested at June 30, 2026	30,211	$0.17

The following table summarizes restricted stock unit activity during the six months ended June 30, 2026:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2025	2,113,636	$17.28
Granted	666,060	$35.29
Vested	(713,476)	$14.50
Forfeited	(218,999)	$4.88
Cancelled	(33,720)	$27.40
Unvested at June 30, 2026	1,813,501	$26.30

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

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of June 30, 2026, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one milestone was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $10.5 million through June 30, 2026 and stock-based compensation expense of $374,000 during the six months ended June 30, 2026.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2026, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $13.4 million through June 30, 2026 and stock-based compensation expense of $1.0 million during the six months ended June 30, 2026.

In January 2025, the Company issued 228,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2026, no PRSU awards had been forfeited, two of the four milestones had been met, one of the four milestones had been partially met and the remaining milestone was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $9.0 million through June 30, 2026 and stock-based compensation expense of $105,000 during the six months ended June 30, 2026.

In January 2026, the Company issued 300,650 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of June 30, 2026, 4,650 PRSU awards had been forfeited, and all four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $4.0 million during the six months ended June 30, 2026.

The following table summarizes stock option activity during the six months ended June 30, 2026:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	5,114,754	$14.18	6.66	114,000,000
Granted	1,191,896	$33.21
Exercised	(96,796)	$11.37
Forfeited	—	$—
Cancelled	(219,839)	$19.09
Options outstanding at June 30, 2026	5,990,015	$17.83	6.84	131,000,000
Options exercisable at June 30, 2026	3,798,158	$12.03	5.84	104,000,000

The Company received $1.5 million and $0.9 million in cash proceeds from option exercises and 2024 ESPP common stock issuances during the six months ended June 30, 2026 and 2025, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the six months ended June 30, 2026 was $24.46.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the six months ended June 30, 2026 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2026
Expected volatility	85.44%
Expected term (in years)	5.95
Risk-free interest rate	3.90%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of June 30, 2026, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

In November 2021, the Company entered into an office lease with One Pacific Heights LLC (the “Office Lease”). The Office Lease was for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Prior Premises”).

Monthly base rent payments due under the Office Lease for the Prior Premises were $28,187, subject to annual increases of 3.0% during the term of the Office Lease. Under the Office Lease, the Company was responsible for certain charges for common area maintenance and other costs, including utility expenses, and the Office Lease provided for abatement of rent during certain periods and escalating rent payments throughout the term of the Office Lease, which was from March 1, 2022 through July 2, 2027.

In September 2024, the Company entered into an office sublease (the “Office Sublease”) with TÜV SÜD America Inc. The Office Sublease was for approximately 6,307 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 325, San Diego, California 92121 (the “Prior Subleased Premises”).

Monthly base rent payments due under the Office Sublease for the Prior Subleased Premises were $12,614, subject to annual increases of 3.0% during the term of the Office Sublease. Under the Office Sublease, the Company was responsible for certain other costs, including utility expenses. The term of the Office Sublease was from September 16, 2024 to March 31, 2026.

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

In October 2025, the Company entered into the Amended Office Lease with One Pacific Heights LLC for which the Company took possession of the New Premises (as defined below) commencing on April 8, 2026. Concurrently, the remainder of the Office Lease was terminated. The Amended Office Lease is for approximately 25,062 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 500, San Diego, California 92121 (the “New Premises”). The New Premises are now the Company’s corporate headquarters.

Monthly base rent payments due under the Amended Office Lease for the New Premises are $87,717 for months 1 - 36, $106,514 for months 37 - 48, $109,772 for months 49 - 60, and $113,030 for months 61 - 67. The Company is responsible for certain charges for common area maintenance and other costs, including utility expenses, and the Amended Office Lease provides for abatement of rent during certain periods.

The Amended Office Lease provides the Company with an option to extend the term of the Amended Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the Term, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Amended Lease.

8. Segment Reporting

The Company is a clinical-stage biopharmaceutical company focused on the development of novel first-in-class or best-in-class therapies for the treatment of metabolic and endocrine disorders, with multiple programs currently in clinical trials. The Company manages its business activities on a consolidated basis and operates in one reportable segment.

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

9. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2026, and events which occurred subsequent to June 30, 2026, but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the condensed consolidated financial statements, except as follows:

Effective July 29, 2026, the Company voluntarily terminated the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended by the ATM Agreement Amendment, by and between the Company and the Agents (the “Prior ATM Agreement”). The Prior ATM Agreement was terminable at will by the Company with no penalty.

On July 29, 2026, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “New ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC (each, a “New ATM Agent” and together, the “New ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the New ATM Agents, as sales agent or principal, shares of the Company’s common stock (the “New ATM Offering”). Sales of common stock pursuant to the New ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Company may not sell any shares under the New ATM Offering unless and until it has filed a new registration statement and a prospectus relating to the New ATM Offering; however, the Company expects to file a new universal shelf registration statement following the expiration of the 2023 Shelf Registration Statement that will include a prospectus relating to the New ATM Offering. The Company has no obligation to sell any shares under the New ATM Agreement, and we may at any time suspend offers under the New ATM Agreement.

In July 2026, the Company’s board of directors terminated the 2025 Repurchase Program, and authorized a new stock repurchase program (the “New Repurchase Program”), each effective as of July 30, 2026. Under the New Repurchase Program, the Company may purchase up to $500.0 million in shares of its common stock over a period of up to three years. The New Repurchase Program may be carried out at the discretion of a committee of the Company’s board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

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

The Phase 2 VENTURE study was a randomized, double-blind placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and weight loss efficacy of VK2735, administered subcutaneously, once weekly. The 13-week study enrolled adults who were obese (BMI >= 30 kg/m2) or adults who were overweight (BMI >= 27 kg/m2) with at least one weight-related co-morbidity condition. The primary endpoint of the study was the percent change in body weight from baseline to week 13, with secondary and exploratory endpoints evaluating a range of additional safety and efficacy measures. In October 2023, we announced completion of patient enrollment in the Phase 2 VENTURE study and on February 27, 2024, we announced that patients receiving weekly doses of VK2735 demonstrated statistically significant reductions in mean body weight after 13 weeks, ranging up to 14.7% from baseline. Patients receiving VK2735 also demonstrated statistically significant reductions in mean body weight relative to placebo, ranging up to 13.1%. VK2735 demonstrated encouraging safety and tolerability following 13 weeks of once-weekly dosing.

In June 2025, we announced the initiation of two Phase 3 clinical studies to evaluate the subcutaneous formulation of VK2735, VANQUISH-1 and VANQUISH-2. In November 2025, we announced completion of patient enrollment in the VANQUISH-1 study. In March 2026, we announced the completion of patient enrollment in the VANQUISH-2 study.

In March 2023, we announced the initiation of a Phase 1 clinical study to evaluate a novel oral formulation of VK2735. The study, which was an extension of our completed Phase 1 evaluation of subcutaneously administered VK2735, evaluated daily oral doses for 28 days. In March 2024, we announced that the 28-day MAD study results highlighted positive signs of clinical activity following treatment with oral VK2735. Cohorts receiving VK2735 demonstrated dose-dependent reductions in mean body weight from baseline, ranging up to approximately 5.3%. Oral VK2735 demonstrated encouraging safety and tolerability following 28 days of once-daily dosing.

In January 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, and in August 2025, we announced positive top-line results from the trial. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving oral VK2735 demonstrating statistically significant reductions in body weight compared with placebo, ranging up to 12.2% from baseline. Additionally, the trial showed oral VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of treatment emergent adverse events being categorized as mild or moderate. We expect to initiate Phase 3 oral dosing studies in the fourth quarter of 2026.

In October 2025, we announced the initiation of an exploratory maintenance dosing study of VK2735. This study is intended to explore the feasibility of various VK2735 maintenance dosing regimens utilizing either the oral tablet or the subcutaneous formulation to sustain the initial weight loss achieved following subcutaneous dosing. In January 2026, we announced completion of enrollment in this study.

In March 2025, we entered into broad, multi-year manufacturing agreements, or the Manufacturing Agreements, with Corden Pharma Colorado, Inc. and its affiliates, or CordenPharma, covering both the active pharmaceutical ingredient, or API, and final finished product supply for VK2735.

Under the terms of the Manufacturing Agreements, we have secured dedicated capacity for the annual manufacture and supply of multiple metric tons of VK2735 API. In addition, CordenPharma will provide fill/finish capacity for both the injectable and oral formulations of VK2735. This includes dedicated manufacturing lines and an annual commitment to supply 100 million autoinjectors and an additional 100 million vial and syringe products for the subcutaneous formulation, as well as an annual capacity of over one billion oral VK2735 tablets. These API and final finished product capacities are further expandable at our option. In exchange for dedicated API and fill/finish capacity, we will make prepayments to CordenPharma, to be paid over the period from 2026 to 2028. These prepayments will be fully credited against future orders.

In 2024, we announced a new, internally developed Dual Amylin and Calcitonin Receptor Agonist, or DACRA, program for the treatment of obesity and highlighted the effects of treatment on body weight, food intake and metabolic profile in both healthy rats and in diet-induced obese mice. The results demonstrated that our DACRAs reduced food intake in lean rats in the period from 0 – 72 hours following a single subcutaneous dose. In April 2026, we announced that we filed an IND application for our Novel Amylin Agonist VK3019. In June 2026, we announced the initiation of a Phase 1 SAD clinical trial evaluating VK3019.

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

Other programs include VK5211, an orally available, non-steroidal selective androgen receptor modulator. In November 2017, we announced positive top-line results from a Phase 2 proof-of-concept clinical trial in 108 patients recovering from non-elective hip fracture surgery. Top-line data showed that the trial achieved its primary endpoint, demonstrating statistically significant, dose-dependent increases in total lean body mass, less head, following treatment with VK5211 as compared to placebo. The study also achieved certain secondary endpoints, demonstrating statistically significant increases in appendicular lean body mass and total lean body mass for all doses of VK5211, compared to placebo. VK5211 demonstrated encouraging safety and tolerability in this study, with no drug-related serious adverse events reported. Our intent is to continue to pursue partnering or licensing opportunities for VK5211 prior to conducting additional clinical studies.

We were incorporated under the laws of the State of Delaware on September 24, 2012. Since our incorporation, we have devoted most of our efforts towards conducting certain clinical trials and preclinical studies related to our VK2735 subcutaneous, VK2735 oral, VK3019, VK2809, VK0214 and VK5211 programs and towards raising capital and building infrastructure. We obtained exclusive worldwide rights to VK2809, VK0214 and VK5211 and certain other assets pursuant to an exclusive license agreement with Ligand Pharmaceuticals Incorporated, or Ligand. The terms of this license agreement are detailed in a Master License Agreement with Ligand, which we entered into on May 21, 2014, as amended, or the Master License Agreement. A summary of the Master License Agreement can be found under the heading “Agreements with Ligand—Master License Agreement” under Part I, “Item 1. Business” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026.

Financial Operations Overview

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or enter into collaborative agreements with third parties.

Research and Development Expenses

During the year ended December 31, 2025, we incurred $345.0 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH-1 and VANQUISH-2 clinical trials, VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the three months ended June 30, 2026, we incurred $266.0 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH-1 and VANQUISH-2 clinical trials. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The following table provides a breakout of expenses by major cost type:

(in thousands)	June 30, 2026	June 30, 2025
Personnel, facility and equipment, and other overhead costs	$20,627	$14,768
Clinical and other development costs	$245,277	$86,775
Total	$265,904	$101,543

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates, as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our VK2735 subcutaneous, VK2735 oral, VK3019, VK2809 and VK0214 programs and seek to advance our additional programs.

General and Administrative Expenses

Our general and administrative expenses have generally increased year-over-year as we have hired additional employees, issued additional equity awards, which has resulted in increased stock-based compensation expense, implemented certain systems to increase efficiency, and incurred additional costs for insurance, legal and accounting related to operating as a public company. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to continue to increase as a result of additional costs associated with being a public company, including expenses related to continued compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, additional insurance expenses, investor relations activities and other administration and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs not otherwise included in research and development expenses, and fees for accounting and other consulting services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2026	2025
Research and development expenses	$115,754	$60,153	$55,601	92.4%

The increase in research and development expenses during the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to increased expenses related to clinical studies of $67.5 million, salaries and benefits of $1.3 million, stock-based compensation of $1.1 million, and third-party consultants of $0.5 million, partially offset by decreased expenses related to manufacturing of our drug candidates of $10.3 million and preclinical studies of $4.7 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2026	2025
General and administrative expenses	$16,843	$14,421	$2,422	16.8%

The increase in general and administrative expenses during the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to increased expenses related to third-party consultants of $3.9 million, legal and patent services of $1.4 million, and salaries and benefits of $0.4 million, partially offset by decreased stock-based compensation of $3.5 million.

Total Other Income, Net

The following table summarizes our total other income, net for the three months ended June 30, 2026 and 2025 (in thousands, except % change).

	Three Months Ended June 30,		$ Change	% Change
	2026	2025
Total other income, net	$4,575	$9,013	$(4,438)	(49.2)%

Total other income, net recognized during the three months ended June 30, 2026 and 2025 consisted of interest income.

Comparison of the Six Months Ended June 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2026	2025
Research and development expenses	$265,904	$101,543	$164,361	161.9%

The increase in research and development expenses during the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to increased expenses related to clinical studies of $170.7 million, salaries and benefits of $2.9 million, third-party consultants of $2.2 million, and stock-based compensation of $0.4 million, partially offset by decreased expenses related to manufacturing of our drug candidates of $8.5 million and preclinical studies of $3.7 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2026	2025
General and administrative expenses	$30,818	$28,500	$2,318	8.1%

The increase in general and administrative expenses during the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to increased expenses related to third-party consultants of $5.4 million and salaries and benefits of $0.8 million, partially offset by decreased stock-based compensation of $3.8 million and legal and patent services of $0.7 million.

Total Other Income, Net

The following table summarizes our total other income, net for the six months ended June 30, 2026 and 2025 (in thousands, except % change).

	Six Months Ended June 30,		$ Change	% Change
	2026	2025
Total other income, net	$10,375	$18,853	$(8,478)	(45.0)%

Total other income, net recognized during the six months ended June 30, 2026 and 2025 consisted primarily of interest income.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of June 30, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $501.9 million . As such, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least September 30, 2027, which is more than one year after the date of our filing of this Form 10-Q.

Our primary use of cash is to fund operating expenses, which to date have consisted of the cost to obtain the license of intellectual property from Ligand, certain research and development expenses related to furthering the development of VK2735 subcutaneous, VK2735 oral, VK3019, VK2809, VK0214 and VK5211, and general and administrative expenses. Since we have not generated any revenues to date, we have incurred operating losses since our inception. Cash used to fund operating expenses is impacted by the timing of payment of these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In July 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2023 Shelf Registration Statement. The 2023 Shelf Registration Statement allowed us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement was to be established at the time of such offering. The 2023 Shelf Registration Statement expired on July 26, 2026.

In July 2023, we entered into an Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, or the ATM Agreement Amendment, with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or collectively the Agents. Pursuant to the ATM Agreement Amendment, BTIG, LLC was added as a sales agent for the Prior ATM Offering (as defined below) and the At The Market Equity Offering Sales Agreement we previously entered into in June 2021 was amended, or such agreement, as amended by the ATM Agreement, the Prior ATM Agreement, to provide that our offer and sale of shares from time to time through or to the Agents, as sales agent or principal or, the Prior ATM Offering, could be conducted off of registration statements on Form S-3 subsequently filed by us. Any shares of our common stock offered and sold in the Prior ATM Offering were to be issued pursuant to the 2023 Shelf Registration Statement and the prospectus, dated July 26, 2023, relating to the sale of up to $200.0 million of shares of our common stock pursuant to the Prior ATM Offering that was included in the 2023 Shelf Registration Statement, or the ATM Prospectus. From the date of the ATM Prospectus through June 30, 2026, 4,591,231 shares of our common stock were sold pursuant to the ATM Offering and, as of June 30, 2026, we could sell shares of our common stock for remaining gross proceeds of up to $40.4 million from time to time pursuant to the ATM Prospectus. Effective July 29, 2026, we voluntarily terminated the Prior ATM Agreement. The Prior ATM Agreement was terminable by us at will with no penalty.

On July 29, 2026, we entered into an At-The-Market Equity Offering Sales Agreement, or the New ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC, each, a New ATM Agent and together, the New ATM Agents, pursuant to which we may offer and sell, from time to time, through or to the New ATM Agents, as sales agent or principal, shares of our common stock, or the New ATM Offering. Sales of common stock pursuant to the New ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We may not sell any shares under the New ATM Offering unless and until we have filed a new registration statement and a prospectus relating to the New ATM Offering; however, we expect to file a new universal shelf registration statement following the expiration of the 2023 Shelf Registration Statement that will include a prospectus relating to the New ATM Offering. We have no obligation to sell any shares under the New ATM Agreement, and we may at any time suspend offers under the New ATM Agreement. See “New ATM Agreement” in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

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

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years, or the Prior Repurchase Program. We did not repurchase any shares of our common stock under the Prior Repurchase Program during the six months ended June 30, 2026 or the twelve months ended December 31, 2025.

In July 2026, our board of directors terminated the Prior Repurchase Program and authorized a new stock repurchase program, or the New Repurchase Program, each to be effective as of July 30, 2026. Under the New Repurchase Program, we may purchase up to $500.0 million in shares of our common stock over a period of up to three years. See “Termination of Prior Stock Repurchase Program; Authorization of New Stock Repurchase Program” in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(239,148)	$(99,392)
Cash provided by investing activities	$163,620	$105,751
Cash provided by financing activities	$35,663	$856

Cash Used in Operating Activities

During the six months ended June 30, 2026, cash used in operating activities of $239.1 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, interest expense related to operating lease liabilities and realized gain on investments, as well as changes in our working capital accounts, primarily consisting of increases in accrued expenses, accounts payable and lease liability, partially offset by a decrease in prepaid expenses and other current assets, and accrued interest, net of interest received on maturity of investments.

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

Cash Provided by Investing Activities

During the six months ended June 30, 2026, cash provided by investing activities of $163.6 million resulted primarily from the proceeds of maturities of investments of $267.6 million and proceeds from sales of investments of $38.5 million, partially offset by the purchase of investments of $142.5 million.

During the six months ended June 30, 2025, cash provided by investing activities of $105.8 million resulted primarily from the proceeds of maturities of investments of $461.8 million, partially offset by the purchase of investments of $356.1 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $35.7 million, which consisted of proceeds from the Prior ATM Offering, net of fees of $34.2 million and certain option exercises of $1.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Financial Instruments

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital, provide adequate liquidity and earn returns commensurate with our risk appetite. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments principally include securities issued by the U.S. government and its agencies, investment-grade corporate debt securities, government debt securities and commercial paper, and government money market funds. These investments are denominated in U.S. Dollars and none are held for trading purposes.

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

(in thousands)	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$125,961	$165,810
Short-term investments – available-for-sale	$375,913	$539,929
Total	$501,874	$705,739

Based on the above balances at June 30, 2026, if short-term interest rates increased or decreased by 10%, or 4.2 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $0.1 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business. Except as described below, we are not presently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results or financial condition.

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

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of Viking, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. The appeal of the ITC’s decision to the United States Court of Appeals for the Federal Circuit is continuing to move forward. On June 15, 2026, the Ascletis Defendants filed their opening brief in their appeal challenging the ITC’s adverse determinations against the Ascletis Defendants. The district court action in the Southern District of California remains stayed pending a final non-appealable ITC determination. We continue to vigorously pursue all legal remedies in the ITC appeal and district court case, but there is no guarantee that we will be successful in these efforts.

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 and VK0214 product candidates. On May 19, 2026, Ligand filed a complaint against us in the Superior Court of California, County of San Diego, asserting claims for breach of contract and declaratory relief and seeking, among other things, damages and a decree of specific performance compelling us to perform certain post-termination obligations with respect to the TR-Beta Program, including the return of certain intellectual property. On July 2, 2026, we filed a cross-complaint against Ligand and its affiliate, Metabasis Therapeutics, Inc., or Metabasis, in the same action, seeking a declaration that we did not breach the Master License Agreement, that Ligand’s purported termination of our license to the TR-Beta Program was invalid, and that we retain our exclusive rights to develop and commercialize products under the TR-Beta Program. In our cross-complaint, we also asserted claims against Ligand and Metabasis for breach of contract and breach of the implied covenant of good faith and fair dealing for improperly purporting to terminate our license to the TR-Beta Compounds in violation of the Master License Agreement. We will continue to vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to develop or commercialize VK2809 and VK0214. We believe we have good and substantial defenses to the claims asserted by Ligand, but there is no guarantee that we will be successful in these efforts.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous, which is in Phase 3 development; VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development; VK2735 oral, for which we recently completed a Phase 2 clinical trial; VK3019, for which we are conducting a Phase 1 SAD clinical trial; VK0214, for which we completed a Phase 1b clinical trial; as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of June 30, 2026, we had an accumulated deficit of $1,133.9 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 and VK0214 product candidates. On May 19, 2026, Ligand filed a complaint against us in the Superior Court of California, County of San Diego, asserting claims for breach of contract and declaratory relief and seeking, among other things, damages and a decree of specific performance compelling us to perform certain post-termination obligations with respect to the TR-Beta Program, including the return of certain intellectual property. On July 2, 2026, we filed a cross-complaint against Ligand and its affiliate, Metabasis, in the same action, seeking a declaration that we did not breach the Master License Agreement, that Ligand’s purported termination of our license to the TR-Beta Program was invalid, and that we retain our exclusive rights to develop and commercialize products under the TR-Beta Program. In our cross-complaint, we also asserted claims against Ligand and Metabasis for breach of contract and breach of the implied covenant of good faith and fair dealing for improperly purporting to terminate our license to the TR-Beta Compounds in violation of the Master License Agreement. We will continue to vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to develop or commercialize VK2809 and VK0214. The loss of such intellectual property rights and inability to continue to develop VK2809 and VK0214 could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on the success of one or more of our current drug candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the licensing and development of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, VK3019, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our drug candidates. All of our drug candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our drug candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our drug candidates through the clinical development and approval processes. If any of our drug candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the drug candidate.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, VK3019, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, for which, other than VK2735, our current drug candidates have not yet reached and may never reach, and for VK2735, we have only just recently commenced the Phase 3 studies. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of June 30, 2026, we had cash, cash equivalents, short-term investments and restricted cash totaling $501.9 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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

In July 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-273460) with the SEC as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2023 Shelf Registration Statement. The 2023 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2023 Shelf Registration Statement. The specific terms of any offering under the 2023 Shelf Registration Statement will be established at the time of such offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. The 2023 Shelf Registration Statement expired on July 26, 2026. We expect to file a new universal shelf registration statement to replace the 2023 Shelf Registration Statement.

The 2023 Shelf Registration Statement includes a prospectus, or the ATM Prospectus, pursuant to which we could offer and sell, from time to time, through or to Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co. LLC and BTIG, LLC, or, collectively, the ATM Agents, as sales agent(s) or principal(s), shares of our common stock having an aggregate offering price of up to $200.0 million, or the ATM Offering. Any shares offering and sold in ATM Offering were to be issued pursuant to the ATM Prospectus and the At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended on July 26, 2023, among us and the ATM Agents, or the Prior ATM Agreement. As of June 30, 2026, we could sell shares of our common stock for remaining gross proceeds of up to $40.4 million from time to time pursuant to the ATM Prospectus. Effective July 29, 2026, we voluntarily terminated the Prior ATM Agreement. The Prior ATM Agreement was terminable by us at will with no penalty.

On July 29, 2026, we entered into an At-The-Market Equity Offering Sales Agreement, or the New ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC, each, a New ATM Agent and together, the New ATM Agents, pursuant to which we may offer and sell, from time to time, through or to the New ATM Agents, as sales agent or principal, shares of our common stock, or the New ATM Offering. Sales of common stock pursuant to the New ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We may not sell any shares under the New ATM Offering unless and until we have filed a new registration statement and a prospectus relating to the New ATM Offering; however, we expect to file a new universal shelf registration statement following the expiration of the 2023 Shelf Registration Statement that will include a prospectus relating to the New ATM Offering.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound®) and orforglipron (Foundayo™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, MariTide from Amgen Inc., and ribupatide from Kailera Therapeutics. In addition, we are aware of active programs at Altimmune, Inc., Ascletis Pharma Inc., AstraZeneca, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gan & Lee Pharmaceuticals, Gubra, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., NeuroBo, NodThera, Palatin Technologies, Inc., Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Skye Bioscience, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK3019

VK3019, if approved, may compete against therapies that are currently in development from AstraZeneca PLC, Eli Lilly and Company, Gubra, KeyBioscience AG, Novo Nordisk A/S, Pfizer Inc., Structure Therapeutics Inc., and Zealand Pharma A/S.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. While we received orphan drug designation from the FDA for VK0214 for the treatment of X-ALD in December 2016, we, or any future collaborators, may not be granted orphan drug designations for our product candidates in the U.S. or in other jurisdictions.

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

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because the FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Other than our agreements with CordenPharma, we do not have any long-term commitments or commercial supply agreements with third-party manufacturers. We may be unable to establish any other long-term supply agreements with third-party manufacturers or to do so on acceptable terms or at all, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Moreover, if we encounter delays or difficulties in the scale-up of our manufacturing processes or our relationships with CordenPharma, this could delay the submission of product candidates for regulatory approval and also delay the market introduction and subsequent sales of any of our product candidates that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Our reliance on third-party manufacturers, such as CordenPharma, entails additional risks, including:

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, was enacted. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” or AMP, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, or CMS, which administers the Medicaid Drug Rebate Program, also has expanded Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a discount, equal to 70% off, effective as of 2019, on the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

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

The Trump administration has indicated that it is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.

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

Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which we rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. There continues to be substantial uncertainty as to how the current U.S. administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The current U.S. administration previously announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if a future government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of June 30, 2026, we had sixty-five full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

*The impact of the ongoing conflict between Russia and Ukraine, the war in Iran and other conflicts and instability in the Middle East, instability in Venezuela, uncertainty regarding Greenland and other geopolitical conflicts on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of June 30, 2026, we owned or co-owned 201 patent applications and 60 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 and VK0214 product candidates. On May 19, 2026, Ligand filed a complaint against us in the Superior Court of California, County of San Diego, asserting claims for breach of contract and declaratory relief and seeking, among other things, damages and a decree of specific performance compelling us to perform certain post-termination obligations with respect to the TR-Beta Program, including the return of certain intellectual property. On July 2, 2026, we filed a cross-complaint against Ligand and its affiliate, Metabasis, in the same action, seeking a declaration that we did not breach the Master License Agreement, that Ligand’s purported termination of our license to the TR-Beta Program was invalid, and that we retain our exclusive rights to develop and commercialize products under the TR-Beta Program. In our cross-complaint, we also asserted claims against Ligand and Metabasis for breach of contract and breach of the implied covenant of good faith and fair dealing for improperly purporting to terminate our license to the TR-Beta Compounds in violation of the Master License Agreement. We will continue to vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to develop or commercialize VK2809 and VK0214. The loss of such intellectual property rights and inability to continue to develop VK2809 and VK0214 could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2026, for each of VK2809 and VK0214, we owned or co-owned four U.S. patents, three U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also owned three additional U.S. patents, three U.S. patent applications, one PCT application, and several patent applications in certain foreign jurisdictions directed to VK2809 as of June 30, 2026. For VK5211, as of June 30, 2026, we in-licensed nine patents in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of June 30, 2026, for our GLP-1 program, we own four U.S. patents, additional patents in certain foreign jurisdictions, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. For our VK3019 program, as of June 30, 2026, we own one PCT application and additional applications in the U.S. and certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination that the Ascletis Defendants misappropriated our trade secrets and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of us, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. The appeal of the ITC’s decision to the United States Court of Appeals for the Federal Circuit is continuing to move forward. On June 15, 2026, the Ascletis Defendants filed their opening brief in their appeal challenging the ITC’s adverse determinations against the Ascletis Defendants. The district court action in the Southern District of California remains stayed pending a final non-appealable ITC determination. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of June 30, 2026, we had several licensed and/or owned patents and several licensed and/or owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

Although we are not currently experiencing any claims challenging the inventorship of our licensed or owned patents, our licensed or owned pending patent applications or our licensed or owned intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our licensed patents or other licensed or owned intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our drug candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

As of June 30, 2026, our executive officers, directors and 5% or greater stockholders beneficially owned 16.0% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

*The timing and amount of any repurchases under our stock repurchase program are subject to a number of uncertainties.

In July 2026, our board of directors authorized a stock repurchase program to be effective July 30, 2026, whereby we may purchase up to $500.0 million in shares of our common stock over a period of up to three years, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the Repurchase Program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Termination of Prior ATM Agreement

Effective July 29, 2026, we voluntarily terminated that certain At-The-Market Equity Offering Sales Agreement, dated July 28, 2021, as amended by that certain Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, dated as of July 26, 2023, or the Prior ATM Agreement, that we entered into with Stifel, Nicolaus & Company, Incorporated, Truist Securities, Inc., H.C. Wainwright & Co., LLC and BTIG, LLC, or together the Prior ATM Agents. Pursuant to the Prior ATM Agreement, we could offer and sell, from time to time, through or to the Agents, shares of our common stock. The Prior ATM Agreement was terminable at will by us with no penalty.

New ATM Agreement

On July 29, 2026, we entered into an At-The-Market Equity Offering Sales Agreement, or the New ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC, each, a New ATM Agent and together, the New ATM Agents, pursuant to which we may offer and sell, from time to time, through or to the New ATM Agents, as sales agent or principal, shares of our common stock ,or the New ATM Offering. Sales of common stock pursuant to the New ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We may not sell any shares under the New ATM Offering unless and until we have filed a new registration statement and a prospectus relating to the New ATM Offering; however, we expect to file a new universal shelf registration statement following the expiration of the 2023 Shelf Registration Statement that will include a prospectus relating to the New ATM Offering. We have no obligation to sell any shares under the New ATM Agreement, and we may at any time suspend offers under the New ATM Agreement.

The New ATM Offering will terminate upon the earlier of (a) the sale of all of the shares, or (b) the termination by written notice from us to the New ATM Agents. Each New ATM Agent has the right to terminate the New ATM Agreement with respect to itself by written notice to us. We also have the right to terminate the New ATM Agreement with respect to a New ATM Agent by written notice from us to such New ATM Agent.

Under the terms of the New ATM Agreement, each New ATM Agent will be entitled to a commission at a fixed rate of 3.0% of the gross sales price of shares of our common stock sold through such New ATM Agent under the New ATM Agreement. We agreed to provide indemnification and contribution to the New ATM Agents with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

The foregoing description of the New ATM Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the New ATM Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

A registration statement for the shares of common stock that we may sell under the New ATM Agreement has not yet been filed or become effective. Any shares to be sold under the New ATM Agreement may not be sold, and offers to buy may not be accepted, prior to the time any such registration statement becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any shares of our common stock, nor shall there be any offer, solicitation or sale of any shares of our common stock in any state or country in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or country.

Resignation of Chief Operating Officer; Consulting Agreement

On July 28, 2026, Marianne Mancini informed us that she will be retiring and therefore resigning from her role as our Chief Operating Officer, effective July 31, 2026. Ms. Mancini has served as our Chief Operating Officer since January 2021. We thank Ms. Mancini for her years of service and valuable contributions to our Company.

In connection with Ms. Mancini’s retirement, on July 28, 2026, we entered into a consulting agreement with Ms. Mancini, to be effective July 31, 2026, or the Mancini Consulting Agreement, pursuant to which Ms. Mancini will provide us with services relating to the transition and transfer of Ms. Mancini’s duties as our former Chief Operating Officer and services related to clinical project management and clinical operations for all of our drug development programs through January 2, 2030. The Mancini Consulting Agreement provides that the sole compensation to which Ms. Mancini shall be entitled under the Mancini Consulting Agreement shall be the continued vesting and exercisability of her unvested stock options and the continued vesting of her unvested, non-performance-based restricted stock units as of the date of her retirement from our Company, subject to Ms. Mancini continuing to provide services to us under the Mancini Consulting Agreement through and including each applicable vesting date of such options and restricted stock units.

The foregoing description of the Mancini Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Mancini Consulting Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Termination of Prior Stock Repurchase Program; Authorization of New Stock Repurchase Program

In February 2025, our board of directors authorized a stock repurchase program, or the Prior Repurchase Program, effective February 27, 2025, whereby we could purchase up to $250.0 million in shares of our common stock over a period of up to two years. The Prior Repurchase Program could be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. In July 2026, our board of directors terminated the Prior Repurchase Program, and authorized a new stock repurchase program, or the New Repurchase Program, each effective as of July 30, 2026. Under the New Repurchase Program, we may purchase up to $500.0 million in shares of our common stock over a period of up to three years. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

Appointment of Dorothy Kelly-Gemmell to Board of Directors

On July 27, 2026, our board of directors appointed Dorothy Kelly-Gemmell as a Class I director, to be effective as of August 1, 2026.

Dorothy Kelly-Gemmell, age 58, is a seasoned commercial executive and board advisor with more than 30 years of leadership experience in healthcare, digital health, life sciences and commercialization. From February 2021 to July 2023 and since August 2025, she has served as President of DKG Solutions, Inc. She has also served as an advisor for business development for Mother Goose Health since April 2021. From November 2020 to January 2025, Ms. Kelly-Gemmell served on the advisory board of New York City Health Business Leaders. From February 2021 to January 2024, she served as an advisor for growth and partnerships at Navigator Healthcare Inc. From July 2023 to August 2025, she served as the Chief Commercial Officer and President of GoodRx. Prior to that, she served as an advisor to GoodRx from 2021 to 2023; Head of Commercial for Capsule, a digital pharmacy, from 2019 to 2020; and Chief Commercial Officer for AbleTo, a telebehavioral health company, from 2016 to 2018. Prior to these roles, Ms. Kelly-Gemmel held senior leadership roles at Practice Fusion, Havas Health and WebMD/Medscape. She began her career with a decade in sales and marketing at Pharmacia (now Pfizer). Ms. Kelly-Gemmell holds a B.S. in Biochemistry from McGill University.

In accordance with our Non-Employee Director Compensation Policy, a copy of which was filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 11, 2026 (the “Director Compensation Policy”), and in connection with Ms. Kelly-Gemmell’s appointment to our board of directors, as a non-employee director, Ms. Kelly-Gemmell is initially entitled to receive cash compensation in the amount of $50,000 per year for service on our board of directors; prorated for the portion of the year on which she serves on our board of directors and she will also be entitled to receive standard cash retainers for service on any committees of our board of directors to which she may be appointed. In addition, pursuant to the Director Compensation Policy, on August 1, 2026, Ms. Kelly-Gemmell will be granted (i) an option to purchase 40,800 (the “Option”), with an exercise price per share of common stock equal to the closing price of our common stock on the grant date, which shall vest with respect to 1/3rd of the shares on each annual anniversary of the date of grant, subject to Ms. Kelly-Gemmell’s continued service with us through each such date, and (ii) a restricted stock unit award with respect to 6,333 shares of our common stock (the “RSU”), which shall vest with respect to 1/3rd of the shares on each annual anniversary of the date of grant, subject to Ms. Kelly-

Gemmell’s continued service with us through each such date. In addition, if a Change in Control (as defined in our 2024 Plan) occurs during Ms. Kelly-Gemmell’s service on our board of directors, the Option and RSU will vest in full as of immediately prior to, and contingent upon, the occurrence of such Change in Control. We also entered into an indemnification agreement with Ms. Kelly-Gemmell in the same form as our standard form of indemnification agreement with its other directors.

There are no reportable family relationships or related party transactions (as defined in Item 404(a) of Regulation S‑K) involving us and Ms. Kelly-Gemmell or any of our directors or executive officers, and she was not selected to serve as a director pursuant to any arrangement or understanding with any person.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

10.1

At-The-Market Equity Offering Sales Agreement, dated as of July 29, 2026, by and among Viking Therapeutics, Inc., Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC.

10.2	Consulting Agreement, entered into as of July 28, 2026 and effective as of August 1, 2026, by and between Viking Therapeutics, Inc. and Marianne Mancini.

10.3	Employment Agreement, effective as of June 1, 2026, by and between Viking Therapeutics, Inc. and Hubert Chen, M.D.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viking Therapeutics, Inc.

Date: July 29, 2026	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2026	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)