Form 10-Q
period 2026-09-30
Viking Therapeutics, Inc.
filed 2026-10-29
CIK 1607678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 15, 2026
Common stock, $0.00001 par value	127,522,189

VIKING THERAPEUTICS, INC.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viking Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$677,609	$165,810
Short-term investments – available-for-sale	282,204	539,929
Prepaid clinical trial and preclinical study costs	10,008	8,053
Prepaid expenses and other current assets	3,178	1,806
Total current assets	972,999	715,598
Right-of-use assets	3,853	85
Restricted cash	202	—
Deposits	113	46
Total assets	$977,167	$715,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$82,134	$53,251
Other accrued liabilities	51,739	23,279
Lease liability, current	24	137
Total current liabilities	133,897	76,667
Lease liability, net of current portion	4,014	—
Convertible senior notes	250,656	—
Total long-term liabilities	254,670	—
Total liabilities	388,567	76,667
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value: 300,000,000 shares authorized at September 30, 2026 and December 31, 2025; 127,521,229 shares issued and outstanding at September 30, 2026 and 114,793,067 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	1,907,376	1,486,229
Accumulated deficit	(1,317,079)	(847,546)
Accumulated other comprehensive (loss) gain	(1,698)	378
Total stockholders’ equity	588,600	639,062
Total liabilities and stockholders’ equity	$977,167	$715,729

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	166,804	89,953	432,708	191,496
General and administrative	20,308	8,608	51,126	37,108
Total operating expenses	187,112	98,561	483,834	228,604
Loss from operations	(187,112)	(98,561)	(483,834)	(228,604)
Other income (expense):
Amortization of financing costs	—	(8)	—	(56)
Interest income	4,014	7,772	14,359	26,669
Interest expense	(88)	—	(88)	—
Realized gain on investments	—	10	30	14
Total other income, net	3,926	7,774	14,301	26,627
Net loss	(183,186)	(90,787)	(469,533)	(201,977)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments	(518)	540	(2,067)	1,129
Foreign currency translation (loss) gain	(27)	—	(9)	33
Comprehensive loss	$(183,731)	$(90,247)	$(471,609)	$(200,815)
Basic and diluted net loss per share	$(1.55)	$(0.81)	$(4.03)	$(1.80)
Weighted-average shares used to compute basic and diluted net loss per share	118,050	112,320	116,636	112,217

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2026	116,652,937	$1	$1,543,362	$(1,133,893)	$(1,153)	$408,317
Employee stock-based compensation, net	—	—	17,892	—	—	17,892
Issuance of common stock under employee stock plans	355,978	—	752	—	—	752
Sale of common stock, net of issuance costs	10,512,314	—	345,370			345,370
Unrealized loss on investments	—	—	—	—	(518)	(518)
Foreign currency translation loss	—	—	—	—	(27)	(27)
Net loss	—	—	—	(183,186)	—	(183,186)
Balance at September 30, 2026	127,521,229	$1	$1,907,376	$(1,317,079)	$(1,698)	$588,600

	Nine-Month Period Ended September 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2025	114,793,067	$1	$1,486,229	$(847,546)	$378	$639,062
Employee stock-based compensation, net	—	—	39,362	—	—	39,362
Issuance of common stock under employee stock plans	1,181,528	—	2,216	—	—	2,216
Sale of common stock, net of issuance costs	11,546,634	—	379,569			379,569
Unrealized loss on investments	—	—	—	—	(2,067)	(2,067)
Foreign currency translation loss	—	—	—	—	(9)	(9)
Net loss	—	—	—	(469,533)	—	(469,533)
Balance at September 30, 2026	127,521,229	$1	$1,907,376	$(1,317,079)	$(1,698)	$588,600

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three-Month Period Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2025	112,329,709	$1	$1,394,723	$(599,097)	$(166)	$795,461
Employee stock-based compensation, net	—	—	7,336	—	—	7,336
Shares withheld related to employee tax withholding	76,002	—	—	—	—	—
Issuance of common stock under employee stock plans	41,250	—	480	—	—	480
Unrealized gain on investments	—	—	—	—	540	540
Net loss	—	—	—	(90,787)	—	(90,787)
Balance at September 30, 2025	112,446,961	$1	$1,402,539	$(689,884)	$374	$713,030

	Nine-Month Period Ended September 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2024	111,573,519	$1	$1,368,972	$(487,907)	$(788)	$880,278
Employee stock-based compensation, net	—	—	32,231	—	—	32,231
Shares withheld related to employee tax withholding	76,002	—	—	—	—	—
Issuance of common stock under employee stock plans	797,440	—	1,336	—	—	1,336
Unrealized gain on investments	—	—	—	—	1,129	1,129
Foreign currency translation gain	—	—	—	—	33	33
Net loss	—	—	—	(201,977)	—	(201,977)
Balance at September 30, 2025	112,446,961	$1	$1,402,539	$(689,884)	$374	$713,030

See accompanying notes to the unaudited condensed consolidated financial statements.

Viking Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(469,533)	$(201,977)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of investment premiums	(2,974)	(7,553)
Amortization of financing costs	—	56
Stock-based compensation	39,362	32,231
Amortization of right-of-use assets	400	337
Realized gain on investments	(30)	(14)
Interest expense related to operating lease liability	203	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,394)	(19,477)
Accrued interest, net of interest receivable on maturity of investments	2,522	4,663
Accounts payable	28,883	(5,400)
Accrued expenses	27,688	4,102
Lease liability	(469)	(389)
Net cash used in operating activities	(377,342)	(193,395)
Cash flows from investing activities
Purchases of investments	(154,772)	(377,544)
Proceeds from sales of investments	38,466	—
Proceeds from maturities of investments	372,445	643,320
Net cash provided by investing activities	256,139	265,776
Cash flows from financing activities
Public offering of common stock, net of offering costs	297,275	—
Proceeds from exercises of stock options and other stock issuances	2,216	1,336
ATM offering, net of fees	82,721	—
Proceeds from convertible senior notes, net of issuance costs paid	251,002	—
Net cash provided by financing activities	633,214	1,336
Net increase in cash, cash equivalents and restricted cash	512,011	73,717
Cash, cash equivalents and restricted cash beginning of period	165,810	26,676
Effect of exchange rate changes on cash	(10)	(17)
Cash, cash equivalents and restricted cash at end of period	$677,811	$100,376

Supplemental disclosure of non-cash investing and financing transactions
Unpaid deferred public offering and other financing costs	$50	$50
Right-of-use asset obtained in exchange for lease obligation	$4,180	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated balance sheet as of September 30, 2026, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025 contained in the Annual Report on Form 10-K filed by the Company with the SEC on February 11, 2026. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, the unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements, but it does not include all disclosures or notes required by GAAP for complete consolidated financial statements.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2026 and 2025 are unaudited. Interim results are not necessarily indicative of results for an entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements. Significant estimates made in preparing these condensed consolidated financial statements relate to accounting for an operating lease, certain commitments, preclinical, nonclinical and clinical development costs, drug manufacturing costs and stock-based compensation. Actual results could differ from those estimates.

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

Investments Available-for-Sale

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums and accretion of discounts is included in interest income. Realized gains and losses on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 4 for additional information.

Deferred Financing Costs

Deferred financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s common stock. Costs related to the public sale of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. Costs related to the private sale of the Company’s common stock are deferred until the completion of the applicable offering, at which time such costs are amortized to equity over the term of the applicable purchase agreement. Costs related to the issuance of debt are presented as a direct deduction from the carrying amount of the related debt and are amortized to interest expense using the effective interest method over the term of the debt.

Convertible Senior Notes

The Company accounts for its 2.00% convertible senior notes due 2032 (the “2032 Notes”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, as amended by Accounting Standards Update (“ASU”) No. 2020-06, and ASC Topic 815, Derivatives and Hedging. The Company has not elected the fair value option under ASC Topic 825-10. The Company evaluates the embedded features of the 2032 Notes, including the conversion option, to determine whether any features require bifurcation and separate accounting as derivatives under ASC Topic 815-15. The Company concluded that the conversion option, including the make-whole adjustment to the conversion rate, is indexed to the Company’s own common stock and meets the requirements for equity classification under ASC Topic 815-40, and therefore qualifies for the scope exception from derivative accounting. The Company further concluded that the redemption, repurchase, acceleration and special interest features are clearly and closely related to the debt host and do not require bifurcation. Accordingly, the 2032 Notes are accounted for as a single liability measured at amortized cost. Debt issuance costs, including underwriting discounts and other direct costs, are presented as a direct deduction from the carrying amount of the 2032 Notes and are amortized to interest expense using the effective interest method over the contractual term of the 2032 Notes. Special interest, if any, is recognized as interest expense as it accrues.

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company may enter into collaborative research and licensing agreements, under which the Company could be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and/or royalties.

The Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

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

Related to the Company’s Australian subsidiary, Viking Therapeutics, PTY LTD, the Company is eligible to receive, and has received, under the AusIndustry Research and Development Tax Incentive Program, an amount of cash from the Australian Taxation Office. The annual tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no specific GAAP guidance related to how to record this research and development tax incentive, the Company looked to International Accounting Standard 20 and determined that it will recognize these research and development tax incentives as contra research and development expense once received. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to the Company’s research and development expenditures and is due regardless of whether any Australian tax is owed.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred to general and administrative expense, as recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of the Company’s common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For the Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”), the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2024 ESPP allows for up to one increase in contributions during each purchase period, as an employee elects to increase his or her contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other comprehensive loss, net of tax” in the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2026, foreign currency transaction loss amounted to $27,000. For the three months ended September 30, 2025, there was no foreign currency transaction gain or loss. For the nine months ended September 30, 2026, foreign currency transaction loss amounted to $9,000. For the nine months ended September 30, 2025, foreign currency transaction gain amounted to $33,000.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Diluted net loss per share for the 2032 Notes is computed using the if-converted method. Under this method, the 2032 Notes are assumed to be converted into common stock at the beginning of the period (or at issuance, if later), and the related interest expense, including amortization of debt issuance costs, is added back to the numerator, unless the effect is antidilutive. The Company presumes share settlement of the 2032 Notes for purposes of calculating diluted net loss per share.

The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(183,186)	$(90,787)	$(469,533)	$(201,977)

Denominator:
Weighted-average common shares outstanding	118,080,168	112,440,613	116,666,221	112,337,459
Less: Weighted-average shares subject to repurchase	(30,211)	(120,843)	(30,211)	(120,843)
Denominator for basic and diluted net loss per share	118,049,957	112,319,770	116,636,010	112,216,616

Net loss per share:
Basic and diluted	$(1.55)	$(0.81)	$(4.03)	$(1.80)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	As of September 30,
	2026	2025
Restricted stock units	1,416,477	2,224,506
Common stock subject to repurchase	30,211	120,843
Shares related to the 2032 Notes	5,098,514	—
Common stock options	6,105,240	5,172,332
	12,650,442	7,517,681

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public entities to provide enhanced disclosures about the nature of certain expenses presented in the income statement, including the disaggregation of expenses such as employee compensation, depreciation and amortization, and other significant expense categories, as applicable. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies when Topic 270 applies, improves the navigability of the interim reporting guidance, and consolidates into Topic

270 a list of the interim disclosures required by other ASC topics. ASU 2025-11 also adds a disclosure principle to help entities determine whether disclosures not specified in ASC Topic 270 should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statements.

2. Investments in Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of each of September 30, 2026 and December 31, 2025, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities. During the nine months ended September 30, 2026, the Company received proceeds of $38.5 million from sales of available-for-sale securities and recognized realized gains of $30,000, which are included in other income (expense). During the year ended December 31, 2025, the Company sold available-for-sale securities for proceeds of $358.2 million and recognized realized gains of $10,000, which are included in other income (expense).

Investments classified as available-for-sale as of September 30, 2026 consisted of the following (in thousands):

As of September 30, 2026	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
Commercial paper (2)	$53,536	$—	$—	$53,536
Corporate debt securities (2)	208,559	1	(1,100)	207,460
Government debt securities (2)	21,332	—	(124)	21,208
	$283,427	$1	$(1,224)	$282,204

(1)
Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2026, there were 6 securities in an unrealized gain position and there were 113 securities in an unrealized loss position. The unrealized gains were less than $1,000 individually and $1,000 in the aggregate. The unrealized losses were less than $91,000 individually and $1.2 million in the aggregate. Although historically the Company has chosen not to sell its investments before maturity, the Company expects that it may need to do so from time to time as its expenses increase.
(2)
At September 30, 2026, none of these securities were classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet, and $48.4 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

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
(2)
At December 31, 2025, none of these securities were classified as cash and cash equivalents on the Company’s consolidated balance sheet and $105.0 million of the corporate debt securities were scheduled to mature outside of one year at the time of purchase.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, investments, accounts payable and convertible senior notes. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, cash equivalents, restricted cash and accounts payable approximate fair value because of the short-term maturity of those instruments. The 2032 Notes are carried at amortized cost on the Company’s condensed consolidated balance sheet. See Note 9 for the estimated fair value of the 2032 Notes. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of September 30, 2026 and December 31, 2025, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consist of government money market funds. The Company’s financial assets valued based on Level 2 inputs consist of commercial paper, corporate debt securities and government debt securities, which consist of investments in highly rated investment-grade corporate and government issuers.

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2026, the Company’s investments were in government money market funds, commercial paper, corporate debt securities and government debt securities.

The fair values of the Company’s financial instruments are presented below (in thousands):

		Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$553,328	$553,328	$—	$—
Short-term investments
Commercial paper, available-for-sale	53,536	—	53,536	—
Corporate debt securities, available-for-sale	207,460	—	207,460	—
Government debt securities, available-for-sale	21,208	—	21,208	—
Total financial assets	$835,532	$553,328	$282,204	$—

		Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents:	$59,124	$56,529	$2,595	$—
Short-term investments
Commercial paper, available-for-sale	12,713	—	12,713	—
Corporate debt securities, available-for-sale	490,114	—	490,114	—
Government debt securities, available-for-sale	37,102	—	37,102	—
Total financial assets	$599,053	$56,529	$542,524	$—

4. Operating Leases – ROU Assets and Lease Liability Obligations

As of September 30, 2026, the Company has one operating lease (the “Amended Office Lease”). The Amended Office Lease is for office space under an amended lease that took effect on April 8, 2026 and expires on November 7, 2031 (the “Term”). Below is a summary of the Company’s ROU assets and lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands, except for years and %):

	September 30, 2026	December 31, 2025

Right-of-use assets	$3,853	$85

Lease liability obligations, current	$24	$137
Lease liability obligations, less current portion	4,014	—
Total lease liability obligations	$4,038	$137

Weighted-average remaining lease term	5.08 years	0.25 years

Weighted-average discount rate	9.00%	6.28%

During the three and nine months ended September 30, 2026, the Company recognized $312,000 and $683,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2025, the Company recognized $123,000 and $366,000 in operating lease expenses, respectively, which are included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Approximate future minimum lease payments for the Company’s ROU assets over the remaining lease period as of September 30, 2026 are as follows (in thousands):

Remainder of 2026	$189
2027	364
2028	1,053
2029	1,222
2030	1,307
2031	1,121
Total minimum lease payments	$5,256
Less: amount representing interest	$(1,218)
Total lease liability obligations	$4,038

The Amended Office Lease provides the Company with an option to extend the term of the Amended Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the Amended Office Lease, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Amended Office Lease. The option to extend the term of the Amended Office Lease was not recognized as part of the Company’s lease liability and right-of-use assets. Refer to Note 7 for additional information.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.00001 par value per share, with no shares of preferred stock outstanding as of September 30, 2026 and December 31, 2025. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

In October 2025, the Company modified one of the two remaining performance targets, such that the shares vest upon the achievement of an updated performance target. The incremental cost related to this modification totaled $0.3 million. As of September 30, 2026, none of the awards had been forfeited, 60,422 shares related to one performance target vested and 30,211 shares related to one partially achieved performance target vested, resulting in the Company recording stock-based compensation expense of $39,000 during the nine months ended September 30, 2026. As of September 30, 2026, the remaining 30,210 unvested shares related to the one partially achieved performance target were deemed improbable to vest. The Company will continue to reassess at each reporting period whether these unvested shares related to the one partially achieved performance target become probable of vesting. The Company will begin to record compensation expense using the fair value to determine stock-based compensation expense in its financial statements over the period the Company estimates the remaining portion of the partially achieved performance target will actually be achieved if and when it is deemed probable.

On July 30, 2026, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-297820) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), which became effective upon filing (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2026 Shelf Registration Statement. The specific terms of any offering under the 2026 Shelf Registration Statement will be established at the time of such offering. The 2026 Shelf Registration Statement will expire on July 30, 2029.

On July 29, 2026, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC (collectively, the “ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the ATM Agents, as sales agent or principal, shares of the Company’s common stock (the “ATM Offering”). Sales of common stock pursuant to the ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The 2026 Shelf Registration Statement included a prospectus relating to the ATM Offering (the “ATM Prospectus”). The Company has no obligation to sell any shares under the ATM Agreement, and it may at any time suspend offers under the ATM Agreement. From the date of the ATM Prospectus through September 30, 2026, 1,476,600 shares of the Company’s common stock were sold pursuant to the ATM Agreement and, as of September 30, 2026, the Company may sell shares of its common stock for remaining gross proceeds of up to $449.8 million from time to time pursuant to the ATM Prospectus.

The Company previously had an automatic universal shelf registration statement on Form S-3, which expired on July 26, 2026 (the “Prior Shelf Registration Statement”), which included a prospectus (the “Prior ATM Prospectus”) relating to the sale of up to $200.0 million of shares of its common stock under a prior At-The-Market Equity Sales Agreement, dated July 28, 2021, as amended (the “Prior ATM Offering”). From the date of the Prior ATM Prospectus through July 26, 2026, 4,591,231 shares of the Company’s common stock were sold pursuant to the Prior ATM Offering.

In September 2026, the Company completed concurrent public offerings pursuant to the 2026 Shelf Registration Statement consisting of (i) 9,035,714 shares of its common stock at a public offering price of $35.00 per share and (ii) $258.8 million aggregate principal amount of 2032 Notes. The offerings included the full exercise of the underwriters’ option to purchase additional shares of common stock and the option to purchase additional 2032 Notes.

The Company received gross proceeds of approximately $316.25 million from the sale of common stock and approximately $258.8 million from the issuance of the 2032 Notes. Net proceeds were approximately $296.9 million from the common stock offering and approximately $250.6 million from the 2032 Notes offering, after deducting underwriting discounts, commissions and estimated offering expenses.

The 2032 Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.00% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2027. The 2032 Notes will mature on October 15, 2032, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 19.7044 shares of common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $50.75 per share, subject to customary adjustments. Refer to Note 9 for additional information regarding the 2032 Notes.

During the nine months ended September 30, 2026 and 2025, the Company issued 15,500 and 7,764 shares, respectively, of its common stock pursuant to the 2024 ESPP.

In February 2025, the Company’s Board of Directors authorized a stock repurchase program effective February 27, 2025, whereby the Company may purchase up to $250.0 million in shares of its common stock over a period of up to two years (the “2025 Repurchase Program”). In July 2026, the Company’s Board of Directors terminated the 2025 Repurchase Program and authorized a new stock repurchase program effective July 30, 2026, whereby the Company may purchase up to $500.0 million in shares of its common stock over a period of up to three years (the “New Repurchase Program”). The New Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Company did not repurchase any shares of its common stock under the 2025 Repurchase Program or the New Repurchase Program during each of the nine months ended September 30, 2026 and 2025.

6. Stock-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. For restricted stock and restricted stock unit awards, the Company generally uses the straight-line method to allocate compensation cost to reporting periods over the holder’s requisite service period, which is generally the vesting period, and uses the fair value at grant date to value the awards. For restricted stock that vests upon the satisfaction of certain performance conditions, the Company recognizes stock-based compensation expense when it becomes probable that the performance conditions will be met. At the grant date, the Company determines the grant date fair value, as a publicly traded company, using the intrinsic value, or the closing price of its common stock on the date of grant. At the point where the criteria are deemed probable of being met, the Company records stock-based compensation with a cumulative catch-up expense in the period first recognized and then on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

For the 2024 ESPP, the Company generally recognizes compensation expense for the fair value of the purchase options, as measured on the grant date, and uses the graded vesting method to allocate this compensation cost to each purchase period within the related two-year offering period. As the 2024 ESPP currently allows for up to one increase in contributions during each purchase period, as an employee elects to increase their contributions, the Company treats this as an accounting modification. The pre- and post-modification values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase periods.

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

During the three and nine months ended September 30, 2026 and 2025, the Company recognized the following stock-based compensation expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Stock options	$11,907	$3,623	$22,991	$11,489
Restricted stock and restricted stock units	5,923	3,481	16,050	20,205
Employee stock purchase plan	62	232	321	537
Total stock-based compensation expense included in expenses	$17,892	$7,336	$39,362	$32,231
Stock-based compensation expense by line item:
Research and development expenses	$10,997	$2,595	$18,905	$10,119
General and administrative expenses	6,895	4,741	20,457	22,112
Total stock-based compensation expense included in expenses	$17,892	$7,336	$39,362	$32,231

The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized (in thousands, except for years):

	As of September 30, 2026
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period (in years)

Type of award:
Stock options	$31,627	2.24
Restricted stock and restricted stock units	$19,865	1.49

The following table is a summary of restricted stock activity during the nine months ended September 30, 2026:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	120,843	$0.17
Granted	—	$—
Vested	(90,632)	$0.17
Forfeited	—	$—
Repurchased	—	$—
Unvested at September 30, 2026	30,211	$0.17

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2026:

	Shares Subject to Restricted Stock Units	Weighted- Average Grant Date Value
Unvested at December 31, 2025	2,113,636	$17.28
Granted	672,393	$35.26
Vested	(1,020,882)	$12.72
Forfeited	(218,999)	$4.88
Cancelled	(129,671)	$27.75
Unvested at September 30, 2026	1,416,477	$30.06

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

In January 2023, the Company issued 920,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-

year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant dates. As of September 30, 2026, no PRSU awards were forfeited, three of the four milestones had been met and the remaining one milestone was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $10.5 million through September 30, 2026 and stock-based compensation expense of $372,000 during the nine months ended September 30, 2026.

In January 2024, the Company issued 677,500 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2026, no PRSU awards had been forfeited, two of the four milestones had been met and the remaining two milestones were deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $13.4 million through September 30, 2026 and stock-based compensation expense of $0.9 million during the nine months ended September 30, 2026.

In January 2025, the Company issued 228,000 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2026, no PRSU awards had been forfeited, two of the four milestones had been met, one of the four milestones had been partially met and the remaining milestone was deemed probable of achievement, resulting in the Company recording cumulative stock-based compensation expense of $9.0 million through September 30, 2026 and stock-based compensation expense of $163,000 during the nine months ended September 30, 2026.

In January 2026, the Company issued 300,650 PRSU awards to several of its employees, which are reflected in the above table summarizing restricted stock unit activity. The shares subject to these PRSU awards shall vest upon the Company achieving certain milestones, with 100% of the shares subject to the PRSU awards vesting upon the achievement of three of the milestones over a four-year period and 133.3% of the shares subject to the PRSU awards vesting upon the achievement of all four milestones over a four-year period, with any then-unvested portion of the PRSU awards to be cancelled on the four-year anniversary of the grant date. As of September 30, 2026, 4,650 PRSU awards had been forfeited, and all four milestones were deemed probable of achievement, resulting in the Company recording stock-based compensation expense of $5.6 million during the nine months ended September 30, 2026.

The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	5,114,754	$14.18	6.66	114,000,000
Granted	1,419,196	$33.52
Exercised	(146,106)	$12.68
Forfeited	—	$—
Cancelled	(282,604)	$24.36
Options outstanding at September 30, 2026	6,105,240	$18.24	6.68	96,000,000
Options exercisable at September 30, 2026	3,822,166	$12.30	5.64	81,000,000

The Company received $2.2 million and $1.3 million in cash proceeds from option exercises and 2024 ESPP common stock issuances during the nine months ended September 30, 2026 and 2025, respectively.

Compensation cost for stock options granted to employees is based on the estimated grant date fair value and is recognized ratably over the vesting period of the applicable option. The estimated per share weighted average fair value of stock options granted to employees during the nine months ended September 30, 2026 was $24.68.

As stock-based compensation expense recognized is based on options ultimately expected to vest, the fair value of each employee option grant during the nine months ended September 30, 2026 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2026
Expected volatility	85.47%
Expected term (in years)	5.93
Risk-free interest rate	4.01%
Expected dividend yield	0%

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

Since the Company had a net operating loss carryforward as of September 30, 2026, no excess tax benefits for the tax deductions related to stock-based awards were recognized in the condensed consolidated statements of operations and comprehensive loss.

7. Commitments and Contingencies

On November 15, 2021, the Company entered into an office lease with One Pacific Heights LLC (the “Prior Office Lease”). The Prior Office Lease was for approximately 7,940 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 350, San Diego, California 92121 (the “Prior Premises”).

Monthly base rent payments due under the Prior Office Lease for the Prior Premises were $28,187, subject to annual increases of 3.0% during the term of the Prior Office Lease. Under the Prior Office Lease, the Company was responsible for certain charges for common area maintenance and other costs, including utility expenses, and the Prior Office Lease provided for abatement of rent during certain periods and escalating rent payments throughout the term of the Prior Office Lease, which was from March 1, 2022 through July 2, 2027.

On September 16, 2024, the Company entered into an office sublease (the “Prior Office Sublease”) with TÜV SÜD America Inc. The Prior Office Sublease was for approximately 6,307 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 325, San Diego, California 92121 (the “Prior Subleased Premises”).

Monthly base rent payments due under the Prior Office Sublease for the Prior Subleased Premises were $12,614, subject to annual increases of 3.0% during the term of the Prior Office Sublease. Under the Prior Office Sublease, the Company was responsible for certain other costs, including utility expenses. The term of the Prior Office Sublease was from September 16, 2024 to March 31, 2026.

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

In October 2025, the Company entered into the Amended Office Lease with One Pacific Heights LLC for which the Company took possession of the New Premises (as defined below) commencing on April 8, 2026. Concurrently, the remainder of the Prior Office Lease was terminated. The Amended Office Lease is for approximately 25,062 rentable square feet of space located at 9920 Pacific Heights Blvd, Suite 500, San Diego, California 92121 (the “New Premises”). The New Premises are now the Company’s corporate headquarters.

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

The Amended Office Lease provides the Company with an option to extend the term of the Amended Office Lease for a period of five years beyond the Term. If the option is exercised, the renewal term will be upon the same terms and conditions as the Amended Office Lease, except that the base rent will be equal to the prevailing market rate as determined pursuant to the terms of the Amended Office Lease.

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

Significant expenses within loss from operations include research and development and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other segment items within net loss include interest income, interest expense, realized gains on investments and, for the 2025 periods, amortization of financing costs.

9. Convertible Senior Notes

2.00% Convertible Senior Notes Due 2032

On September 25, 2026, the Company issued $258.8 million aggregate principal amount of 2032 Notes. The Company received net proceeds of approximately $250.6 million from the issuance of the 2032 Notes, after deducting underwriting discounts and commissions and estimated offering expenses.

The 2032 Notes are senior, unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior, unsecured indebtedness.

The 2032 Notes bear interest at a rate of 2.00% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning April 15, 2027. The 2032 Notes will mature on October 15, 2032, unless earlier converted, redeemed or repurchased in accordance with their terms.

Holders of the 2032 Notes may convert their 2032 Notes at their option only under specified circumstances. Before July 15, 2032, holders may convert their 2032 Notes only (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2026, if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2032 Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (iii) upon the occurrence of certain specified corporate events; or (iv) if the Company calls the 2032 Notes for redemption. On or after July 15, 2032, holders may convert their 2032 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate is 19.7044 shares of the Company’s common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $50.75 per share. The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the 2032 Notes, including certain dividends or distributions, stock splits, combinations, tender or exchange offers and other specified transactions.

Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. In connection with certain corporate events constituting a make-whole fundamental change, the conversion rate may be increased for a specified period of time in accordance with the terms of the indenture governing the 2032 Notes.

On or after October 22, 2029 and on or before the 25th scheduled trading day immediately preceding the maturity date, the Company may redeem for cash all or any portion of the 2032 Notes, but only if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for a specified period of time, and the Company may not redeem less than all of the outstanding 2032 Notes unless at least $100.0 million aggregate principal amount of 2032 Notes remains outstanding and not called for redemption. The redemption price will equal 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Calling any 2032 Note for redemption will constitute a make-whole fundamental change with respect to that 2032 Note.

The Company may also redeem all, but not less than all, of the 2032 Notes if the aggregate principal amount of 2032 Notes outstanding is less than 15% of the aggregate principal amount of 2032 Notes originally issued in the offering, including any additional 2032 Notes issued pursuant to the exercise of the underwriters’ option to purchase additional 2032 Notes.

If a fundamental change occurs, holders may require the Company to repurchase their 2032 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date, subject to the terms and conditions of the indenture governing the 2032 Notes.

The following table presents the net carrying amount of the 2032 Notes as of September 30, 2026 (in thousands):

September 30, 2026
Principal	258,750
Unamortized issuance costs	(8,150)
Convertible senior notes, net	250,600

The Company recognized $88,000 of interest expense related to the 2032 Notes for the three months ended September 30, 2026, which consisted of the amortization of issuance costs and accrued contractual interest.

As of September 30, 2026, the 2032 Notes had a remaining contractual principal amount of $258.8 million and a carrying amount of $250.6 million. The Company classified the 2032 Notes as a long-term liability on its condensed consolidated balance sheet.

Fair Value

The estimated fair value of the 2032 Notes was approximately $265.3 million as of September 30, 2026. The fair value was determined based on the quoted market price of the 2032 Notes and is classified as Level 2 within the fair value hierarchy.

10. Subsequent Events

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2026, and events which occurred subsequent to September 30, 2026, but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the condensed consolidated financial statements.

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

In January 2025, we announced the initiation of a Phase 2 clinical trial of the oral tablet formulation of VK2735, and in August 2025, we announced positive top-line results from the trial. The Phase 2 VENTURE-Oral Dosing trial successfully achieved its primary and secondary endpoints, with patients receiving oral VK2735 demonstrating statistically significant reductions in body weight compared with placebo, ranging up to 12.2% from baseline. Additionally, the trial showed oral VK2735 treatment to be safe and well-tolerated through 13 weeks of daily dosing with the majority of treatment emergent adverse events being categorized as mild or moderate. In October 2026, we announced the initiation of the SUNRISE Phase 3 clinical program for oral VK2735.

In October 2025, we announced the initiation of an exploratory maintenance dosing study of VK2735. This study is intended to explore the feasibility of various VK2735 maintenance dosing regimens utilizing either the oral tablet or the subcutaneous formulation to sustain the initial weight loss achieved following subcutaneous dosing. In September 2026, we announced positive top-line results from the first part of the study. After 21 weeks of weekly subcutaneous dosing, participants receiving VK2735 demonstrated mean weight loss of approximately 16% to 19%, compared with approximately 0% for placebo. Following transition to less frequent dosing for 12 weeks, participants maintained up to 97% of their weight loss with every-other-week dosing and up to 90% with monthly dosing, compared with 61% for placebo. VK2735 was well tolerated during the maintenance period, with rates of gastrointestinal-related adverse events comparable to placebo. In October 2026, we announced the initiation of the second part of this study evaluating both oral and additional subcutaneous maintenance dosing regimens of VK2735.

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

Research and Development Expenses

During the year ended December 31, 2025, we incurred $345.0 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH-1 and VANQUISH-2 clinical trials, the VK2735 Phase 2 VENTURE clinical trial, the VK2735 Phase 1 subcutaneous clinical trial, the VK2735 Phase 1 oral clinical trial, the VK2809 Phase 2b VOYAGE clinical trial and the VK0214 Phase 1b clinical trial. During the nine months ended September 30, 2026, we incurred $432.7 million in research and development expenses primarily related to our efforts in conducting the VK2735 Phase 3 VANQUISH-1 and VANQUISH-2 clinical trials. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

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

The following table provides a breakout of expenses by major cost type:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Personnel, facility and equipment, and other overhead costs	$37,310	$21,378
Clinical and other development costs	$395,398	$170,118
Total	$432,708	$191,496

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

Other Income (Expense)

Other income (expense) includes interest income earned from our cash, cash equivalents, restricted cash and short-term investments and interest expense related to the 2032 Notes, including amortization of debt issuance costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2026	2025
Research and development expenses	$166,804	$89,953	$76,851	85.4%

The increase in research and development expenses during the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to increased expenses related to planned and ongoing clinical studies of $53.3 million, manufacturing for our drug candidates of $16.8 million, stock-based compensation of $8.4 million, salaries and benefits of $1.6 million and third-party consultants of $0.3 million, partially offset by a decrease in preclinical studies of $3.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2026	2025
General and administrative expenses	$20,308	$8,608	$11,700	135.9%

The increase in general and administrative expenses during the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to increased expenses related to legal and patent services of $4.9 million, third-party consultants of $3.6 million, stock-based compensation of $2.2 million and salaries and benefits of $0.7 million. These increases reflect the company’s rapid overall growth compared with the same period in 2025.

Total Other Income, Net

The following table summarizes our total other income, net for the three months ended September 30, 2026 and 2025 (in thousands, except % change).

	Three Months Ended September 30,		$ Change	% Change
	2026	2025
Total other income, net	$3,926	$7,774	$(3,848)	(49.5)%

Total other income, net for the three months ended September 30, 2026 and 2025 consisted primarily of interest income, partially offset by interest expense related to the 2032 Notes in 2026 and expense relating to the amortization of certain financing costs in 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025
Research and development expenses	$432,708	$191,496	$241,212	126.0%

The increase in research and development expenses during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to increased expenses related to planned and ongoing clinical studies of $224.0 million, stock-based compensation of $8.8 million, manufacturing for our drug candidates of $8.3 million, salaries and benefits of $4.5 million and third-party consultants of $2.5 million, partially offset by a decrease in preclinical studies of $7.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025
General and administrative expenses	$51,126	$37,108	$14,018	37.8%

The increase in general and administrative expenses during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to increased expenses related to third-party consultants of $9.0 million, legal and patent services of $4.2 million and salaries and benefits of $1.5 million, partially offset by a decrease in stock-based compensation of $1.7 million. These increases reflect the company’s rapid overall growth compared with the same period in 2025.

Total Other Income, Net

The following table summarizes our total other income, net for the nine months ended September 30, 2026 and 2025 (in thousands, except % change).

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025
Total other income, net	$14,301	$26,627	$(12,326)	(46.3)%

Total other income, net for the nine months ended September 30, 2026 and 2025 consisted primarily of interest income, partially offset by interest expense related to the 2032 Notes in 2026 and expense relating to the amortization of certain financing costs in 2025.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenues since our inception. As of September 30, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $960.0 million. As such, we believe our cash, cash equivalents, restricted cash and short-term investments will be sufficient to fund our operations through at least December 31, 2027, which is more than one year after the date of our filing of this Form 10-Q.

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

In July 2026, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-297820) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2026 Shelf Registration Statement. The 2026 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2026 Shelf Registration

Statement. The specific terms of any offering under the 2026 Shelf Registration Statement will be established at the time of such offering. The 2026 Shelf Registration Statement will expire on July 30, 2029.

In July 2026, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC, or collectively, the Agents, pursuant to which we may offer and sell, from time to time, through or to the Agents, as sales agent or principal, shares of our common stock, or the ATM Offering. Sales of common stock pursuant to the ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The 2026 Shelf Registration Statement included a prospectus relating to the ATM Offering, or the ATM Prospectus. We have no obligation to sell any shares under the ATM Agreement, and we may at any time suspend offers under the ATM Agreement. From the date of the ATM Prospectus through September 30, 2026, 1,476,600 shares of our common stock were sold pursuant to the ATM Agreement and, as of September 30, 2026, we may sell shares of our common stock for remaining gross proceeds of up to $449.8 million from time to time pursuant to the ATM Prospectus.

We previously had an automatic universal shelf registration statement on Form S-3, which expired on July 26, 2026, or the Prior Shelf Registration Statement, which included a prospectus, or the Prior ATM Prospectus, relating to the sale of up to $200.0 million of shares of our common stock under a prior At-The-Market Equity Sales Agreement, dated July 28, 2021, as amended, or the Prior ATM Offering. From the date of the Prior ATM Prospectus through July 26, 2026, 4,591,231 shares of our common stock were sold pursuant to the Prior ATM Offering.

In September 2026, we completed concurrent public offerings pursuant to the 2026 Shelf Registration Statement consisting of (i) 9,035,714 shares of our common stock at a public offering price of $35.00 per share and (ii) $258.8 million aggregate principal amount of 2.00% convertible senior notes due 2032, or the 2032 Notes. The offerings included the full exercise of the underwriters’ option to purchase additional shares of common stock and the option to purchase additional 2032 Notes.

We received gross proceeds of approximately $316.25 million from the sale of common stock and approximately $258.8 million from the issuance of the 2032 Notes. Net proceeds were approximately $296.9 million from the common stock offering and approximately $250.6 million from the 2032 Notes offering, after deducting underwriting discounts, commissions and estimated offering expenses.

The 2032 Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.00% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2027. The 2032 Notes will mature on October 15, 2032, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 19.7044 shares of common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $50.75 per share, subject to customary adjustments. For additional information regarding the 2032 Notes, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

To date, our operations have been financed primarily by the sale of our securities and the issuance of the 2032 Notes.

In February 2025, our board of directors authorized a stock repurchase program effective February 27, 2025, whereby we may purchase up to $250.0 million in shares of our common stock over a period of up to two years, or the 2025 Repurchase Program. In July 2026, our board of directors terminated the 2025 Repurchase Program and authorized a new stock repurchase program effective July 30, 2026, whereby we may purchase up to $500.0 million in shares of our common stock over a period of up to three years, or the New Repurchase Program. The New Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We did not repurchase any shares of our common stock under the 2025 Repurchase Program or the New Repurchase Program during the nine months ended September 30, 2026.

The following table summarizes our cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(377,342)	$(193,395)
Cash provided by investing activities	$256,139	$265,776
Cash provided by financing activities	$633,214	$1,336

Cash Used in Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities of $377.3 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, interest expense related to operating lease liabilities and realized gain on investment as well as changes in our working capital accounts, primarily consisting of increases in accounts payable, accrued expenses and accrued interest, net of interest received on maturity of investments, partially offset by an increase in prepaid expenses and other current assets and a decrease in lease liability.

During the nine months ended September 30, 2025, cash used in operating activities of $193.4 million primarily reflected our net losses for the period, adjusted by non-cash charges such as stock-based compensation, amortization of investment premiums, amortization of right-of-use assets, amortization of financing costs, interest expense related to operating lease liabilities and realized gain on investment as well as changes in our working capital accounts, primarily consisting of increases in accrued interest, net of interest received on maturity of investments, accounts payable, accrued expenses and lease liability, partially offset by an increase in prepaid expenses and other current assets.

Cash Provided by Investing Activities

During the nine months ended September 30, 2026, cash provided by investing activities of $256.1 million resulted primarily from the proceeds of maturities of investments of $372.4 million, partially offset by the purchase of investments of $154.8 million and sales of investments of $38.5 million.

During the nine months ended September 30, 2025, cash provided by investing activities of $265.8 million resulted primarily from the proceeds of maturities of investments of $643.3 million, partially offset by the purchase of investments of $377.5 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2026, cash provided by financing activities was $633.2 million, which consisted of proceeds from the issuance of common stock, net of offering costs of $297.3 million in the September 2026 public offerings, proceeds from the 2032 Notes, net of issuance costs paid of $251.0 million, proceeds from our at-the-market offerings, net of fees, of $82.7 million and proceeds from certain option exercises and Employee Stock Purchase Plan, or ESPP, common stock issuance of $2.2 million.

During the nine months ended September 30, 2025, cash provided by financing activities was $1.3 million, which consisted of proceeds from certain option exercises and ESPP common stock issuances.

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
•
the extent to which we satisfy any conversions of the 2032 Notes with cash payments rather than in shares of our common stock; and
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Financial Instruments

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital, provide adequate liquidity and earn returns commensurate with our risk appetite. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments principally include securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, and government money market funds. These investments are denominated in U.S. Dollars and none are held for trading purposes.

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

While we are exposed to global interest rate fluctuations, our investment portfolio is most affected by fluctuations in U.S. interest rates, which affect the interest earned on our cash, cash equivalents, restricted cash and marketable securities. Interest income generated from our cash, cash equivalents, restricted cash and short-term investments – available-for-sale will vary with the general level of interest rates.

(in thousands)	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$677,811	$165,810
Short-term investments – available-for-sale	$282,204	$539,929
Total	$960,015	$705,739

Based on the above balances at September 30, 2026, if short-term interest rates increased or decreased by 10%, or 41 basis points, for the remainder of the year, annual interest income, including interest earned on short-term investments – available-for-sale, would increase or decrease by approximately $0.4 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination in favor of Viking. The ruling states that Ascletis Defendants misappropriated our trade secrets while under a Confidential Disclosure Agreement and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of Viking, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. The appeal of the ITC’s decision to the United States Court of Appeals for the Federal Circuit is continuing to move forward. On June 15, 2026, the Ascletis Defendants filed their opening brief in their appeal challenging the ITC’s adverse determinations against the Ascletis Defendants. In response, on September 25, 2026, Viking filed its responsive brief. The Federal Circuit oral argument is expected in Q4 2027. The district court action in the Southern District of California remains stayed pending a final non-appealable ITC determination. We continue to vigorously pursue all legal remedies in the ITC appeal and district court case, but there is no guarantee that we will be successful in these efforts.

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 and VK0214 product candidates. On May 19, 2026, Ligand filed a complaint against us in the Superior Court of California, County of San Diego, asserting claims for breach of contract and declaratory relief and seeking, among other things, damages and a decree of specific performance compelling us to perform certain post-termination obligations with respect to the TR-Beta Program, including the return of certain intellectual property. On July 2, 2026, we filed a cross-complaint against Ligand and its affiliate, Metabasis Therapeutics, Inc., or Metabasis, in the same action, seeking a declaration that we did not breach the Master License Agreement, that Ligand’s purported termination of our license to the TR-Beta Program was invalid, and that we retain our exclusive rights to develop and commercialize products under the TR-Beta Program. In our cross-complaint, we also asserted claims against Ligand and Metabasis for breach of contract and breach of the implied covenant of good faith and fair dealing for improperly purporting to terminate our license to the TR-Beta Program in violation of the Master License Agreement. On August 19, 2026, Ligand and Metabasis filed a demurrer seeking dismissal of our cross-claims for breach of contract and breach of the implied covenant of good faith and fair dealing. We intend to oppose the demurrer, and our opposition is due on February 11, 2027. A hearing on the demurrer is currently scheduled for February 26, 2027. The parties have also commenced written discovery. We will continue to vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to develop or commercialize VK2809 and VK0214. We believe we have good and substantial defenses to the claims asserted by Ligand, but there is no guarantee that we will be successful in these efforts.

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

We are a clinical-stage company. Since our incorporation in September 2012, our operations have been limited to raising capital, building infrastructure, obtaining the worldwide rights to certain technology from Ligand Pharmaceuticals Incorporated, or Ligand, and planning, preparing and conducting preclinical studies and clinical trials of our drug candidates, including VK2735 subcutaneous and VK2735 oral, which are in Phase 3 development; VK2809, VK5211 and VK0612, which are currently in Phase 2 clinical development; VK3019, for which we are conducting a Phase 1 SAD clinical trial; VK0214, for which we completed a Phase 1b clinical trial; as well as the diacylglycerol acyltransferase-1, or DGAT-1 and erythropoietin receptor, or EPOR, programs, which are each currently in preclinical development. We have not yet demonstrated an ability to obtain marketing approval for any of our drug candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenue to date, and we continue to incur significant research and development and other expenses. As of September 30, 2026, we had an accumulated deficit of $1,317.1 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek potential partnering opportunities and/or regulatory approvals for our drug candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or comparable foreign authorities. Even if we succeed in partnering or developing and commercializing one or more drug candidates, we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.

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

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 and VK0214 product candidates. On May 19, 2026, Ligand filed a complaint against us in the Superior Court of California, County of San Diego, asserting claims for breach of contract and declaratory relief and seeking, among other things, damages and a decree of specific performance compelling us to perform certain post-termination obligations with respect to the TR-Beta Program, including the return of certain intellectual property. On July 2, 2026, we filed a cross-complaint against Ligand and its affiliate, Metabasis, in the same action, seeking a declaration that we did not breach the Master License Agreement, that Ligand’s purported termination of our license to the TR-Beta Program was invalid, and that we retain our exclusive rights to develop and commercialize products under the TR-Beta Program. In our cross-complaint, we also asserted claims against Ligand and Metabasis for breach of contract and breach of the implied covenant of good faith and fair dealing for improperly purporting to terminate our license to the TR-Beta Program in violation of the Master License Agreement. On August 19, 2026, Ligand and Metabasis filed a demurrer seeking dismissal of our cross-claims for breach of contract and breach of the implied covenant of good faith and fair dealing. We intend to oppose the demurrer, and our opposition is due on February 11, 2027. A hearing on the demurrer is currently scheduled for February 26, 2027. The parties have also commenced written discovery. We will continue to vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to develop or commercialize VK2809 and VK0214. The loss of such intellectual property rights and inability to continue to develop VK2809 and VK0214 could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

To receive regulatory approval for the commercialization of our core metabolic and endocrine disease assets, VK2735 subcutaneous, VK2735 oral, VK3019, VK2809, VK0214, VK5211, VK0612 and our earlier-stage assets, our DGAT-1 and EPOR programs, or any other drug candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, for which, other than VK2735, our current drug candidates have not yet reached and may never reach, and for VK2735, our Phase 3 studies are ongoing. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future drug candidates, including the following:

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

In February 2024, we reported positive top-line results from the VENTURE Phase 2 clinical trial for VK2735 in patients with obesity, in June 2025, we announced the initiation of our VANQUISH Phase 3 program for the subcutaneous formulation. In August 2025, we announced positive top-line results from our Phase 2 clinical trial of the oral tablet formulation of VK2735, and in October 2026, we announced the initiation of our SUNRISE Phase 3 clinical program for oral VK2735. In May 2023, we reported positive top-line results from the VOYAGE Phase 2b clinical trial for VK2809 and in June 2024, we announced positive 52-week histologic data from the VOYAGE study. In late 2017, we reported positive top-line results from a Phase 2 clinical trial for VK5211. In October 2024, we reported positive data from our Phase 1b clinical trial of VK0214 in patients with X-ALD. However, there is no guarantee that the results of our Phase 2 clinical trials for VK2735 subcutaneous, VK2735 oral or VK2809 or our Phase 1b clinical trial for VK0214 will be repeated for our other drug candidates or lead to other positive outcomes, including our VANQUISH Phase 3 program or any other clinical trials that we may initiate. As a company, we have conducted only a limited number of clinical trials and preclinical studies for our drug candidates. Therefore, we have limited experience in conducting clinical trials for our drug candidates. Since our experience with our drug candidates is limited, we will need to train our existing personnel and hire additional personnel in order to successfully administer and manage our clinical trials and other studies as planned, which may result in delays in completing such planned clinical trials and preclinical studies. Moreover, to date, our drug candidates have been tested in less than the number of patients that will likely need to be studied to obtain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these drug candidates.

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

Since we will be unable to generate sufficient, if any, cash inflows to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. As of September 30, 2026, we had cash, cash equivalents, restricted cash and short-term investments totaling $960.0 million. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment. Our future capital requirements will depend on many factors, including, but not limited to:

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
•
the extent to which we satisfy any conversions of the 2032 Notes with cash payments rather than in shares of our common stock; and
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

On July 30, 2026, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-297820) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing, or the 2026 Shelf Registration Statement. The 2026 Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the 2026 Shelf

Registration Statement. The specific terms of any offering under the 2026 Shelf Registration Statement will be established at the time of such offering. The 2026 Shelf Registration Statement will expire on July 30, 2029.

On July 29, 2026, we entered into an At-The-Market Equity Offering Sales Agreement, or the ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, Piper Sandler & Co., Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Canaccord Genuity LLC, or collectively, the ATM Agents, pursuant to which we may offer and sell, from time to time, through or to the ATM Agents, as sales agent or principal, shares of our common stock (the “ATM Offering”). Sales of common stock pursuant to the ATM Agreement, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The 2026 Shelf Registration Statement included a prospectus relating to the ATM Offering, or the ATM Prospectus. We have no obligation to sell any shares under the ATM Agreement, and we may at any time suspend offers under the ATM Agreement. From the date of the ATM Prospectus through September 30, 2026, 1,476,600 shares of our common stock were sold pursuant to the ATM Agreement and, as of September 30, 2026, we may sell shares of our common stock for remaining gross proceeds of up to $449.8 million from time to time pursuant to the ATM Prospectus.

In September 2026, we completed concurrent public offerings pursuant to the 2026 Shelf Registration Statement consisting of (i) 9,035,714 shares of our common stock at a public offering price of $35.00 per share and (ii) $258.8 million aggregate principal amount of 2.00% convertible senior notes due 2032, or the 2032 Notes. The offerings included the full exercise of the underwriters’ option to purchase additional shares of common stock and the option to purchase additional 2032 Notes.

We received gross proceeds of approximately $316.25 million from the sale of common stock and approximately $258.8 million from the issuance of the 2032 Notes. Net proceeds were approximately $296.9 million from the common stock offering and approximately $250.6 million from the 2032 Notes offering, after deducting underwriting discounts, commissions and estimated offering expenses.

The 2032 Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.00% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2027. The 2032 Notes will mature on October 15, 2032, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 19.7044 shares of common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $50.75 per share, subject to customary adjustments. For additional information regarding the 2032 Notes, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. In addition, based on the initial conversion rate of 19.7044 shares of common stock per $1,000 principal amount of 2032 Notes, we may issue approximately 5,098,514 shares (subject to increase in connection with a make-whole fundamental change) of our common stock upon conversion of the 2032 Notes, which would also dilute the holdings of our existing stockholders. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for companies like ours, the risk of dilution is particularly significant for stockholders of our company.

*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2032 Notes.

As of September 30, 2026, we had $258.8 million aggregate principal amount of indebtedness under the 2032 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2032 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2032 Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

*We may be unable to raise the funds necessary to repurchase the 2032 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the notes, and our other indebtedness may limit our ability to repurchase the notes or to pay any cash amounts due upon their maturity or conversion.

Holders of the 2032 Notes may, subject to limited exceptions, require us to repurchase their 2032 Notes following a “fundamental change” (as defined in the indenture governing the 2032 Notes) at a cash repurchase price generally equal to the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2032 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2032 Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2032 Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase 2032 Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2032 Notes. A default under the indenture governing the 2032 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2032 Notes.

*Provisions in the indenture governing the 2032 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2032 Notes and the indenture governing the 2032 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to limited exceptions, holders of the 2032 Notes will have the right to require us to repurchase their 2032 Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture governing the 2032 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2032 Notes and the indenture governing the 2032 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that holders of the 2032 Notes or holders of our common stock may view as favorable.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Patient enrollment may also be affected by other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the ongoing conflict between Russia and Ukraine, the war in Iran and other conflicts and instability in the Middle East and other geopolitical conflicts. For example, the COVID-19 pandemic previously negatively impacted our ability to recruit and enroll patients for our clinical trials, as they may have been reluctant or unable to visit clinical sites, or may have delayed seeking treatment for chronic conditions.

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

VK2735

VK2735, if approved, will compete against therapies that are already approved and marketed for obesity, including Semaglutide (Wegovy®) and liraglutide (Saxenda®) from Novo Nordisk A/S, and tirzepatide (Zepbound®) and orforglipron (Foundayo™) from Eli Lilly and Company. We are also aware of several programs targeting obesity that are in the late development stage that will compete against VK2735, if approved, including CagriSema from Novo Nordisk A/S, retatrutide from Eli Lilly and Company, survodutide (BI 456906) from Boehringer Ingelheim International GmbH, MariTide from Amgen Inc., and ribupatide from Kailera Therapeutics. In addition, we are aware of active programs at Ascletis Pharma Inc., AstraZeneca, Corxel, D&D Pharmatech, Inc., ERX Pharmaceuticals Inc., F. Hoffmann-La Roche Ltd, Gan & Lee Pharmaceuticals, Gubra, Hanmi Pharmaceutical Co., Ltd., Kallyope Inc., MindRank Ltd., NeuroBo, NodThera, Palatin Technologies, Inc., Pfizer Inc., QL Pharma Co., Regeneron Pharmaceuticals Inc., Rivus Pharmaceuticals Inc., Sciwind Biosciences Co., Ltd., Scholar Rock, Skye Bioscience, Structure Therapeutics Inc., Terns Pharmaceuticals, Inc., Veru Inc., and Zealand Pharma A/S.

VK3019

VK3019, if approved, may compete against therapies that are currently in development from AbbVie Inc,, AstraZeneca PLC, Eli Lilly and Company, Gubra, KeyBioscience AG, Novo Nordisk A/S, Pfizer Inc., Structure Therapeutics Inc., and Zealand Pharma A/S.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or the EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, which includes the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data. In addition to the GDPR, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

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

The Federal Trade Commission, or FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, creates similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain information collected as part of a clinical trial data. The CCPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. States have adopted statewide and comprehensive privacy laws and many other states have privacy legislation that is pending. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CCPA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level, including continued actions by the FTC to enforce the FTC Act and violations of the Health Breach Notification Rule. Additionally, in 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward. We may also be subject to data privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which mandate, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates. The US Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202, or the Bulk Transfer Rule. The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition and operating results.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2026, we had seventy-four full-time employees and a small number of consultants, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of any of our key personnel could delay or prevent the development of our drug candidates. These personnel are “at-will” employees and may terminate their employment with us at any time; however, each of our current chief executive officer and current chief financial officer has agreed to provide us with at least 60 days’ advance notice of his respective resignation pursuant to his employment agreement with us. The replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees.

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

Our corporate headquarters are located in greater San Diego, California, a region known for seismic activity. In addition, one of our third-party manufacturers is located in the southeastern part of the United States, an area subject to hurricanes and related natural disasters. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater San Diego, California region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, the war in Iran and other conflicts and instability in the Middle East and other geopolitical conflicts could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

*The impact of the ongoing conflict between Russia and Ukraine, the war in Iran and other conflicts and instability in the Middle East and other geopolitical conflicts on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of the ongoing conflict between Russia and Ukraine, the war in Iran and other conflicts and instability in the Middle East are difficult to predict at this time. We continue to monitor any adverse impact that these and other geopolitical conflicts may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Iran may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the conflicts and instability in Ukraine, Iran or the Middle East may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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
•
changes in non-U.S. currency exchange rates of the Australian dollar, euro and U.S. dollar and currency controls;

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

We currently have intellectual property rights to develop our drug candidates through a license from Ligand. As of September 30, 2026, we owned or co-owned 230 patent applications and 65 patents. Because our programs require the use of proprietary rights held by Ligand, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our drug candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

On April 24, 2026, Ligand notified us that Ligand is purporting to terminate Ligand’s license of the TR-Beta Program to us under the Master License Agreement. The TR-Beta Program includes our VK2809 and VK0214 product candidates. On May 19, 2026, Ligand filed a complaint against us in the Superior Court of California, County of San Diego, asserting claims for breach of contract and declaratory relief and seeking, among other things, damages and a decree of specific performance compelling us to perform certain post-termination obligations with respect to the TR-Beta Program, including the return of certain intellectual property. On July 2, 2026, we filed a cross-complaint against Ligand and its affiliate, Metabasis, in the same action, seeking a declaration that we did not breach the Master License Agreement, that Ligand’s purported termination of our license to the TR-Beta Program was invalid, and that we retain our exclusive rights to develop and commercialize products under the TR-Beta Program. In our cross-complaint, we also asserted claims against Ligand and Metabasis for breach of contract and breach of the implied covenant of good faith and fair dealing for improperly purporting to terminate our license to the TR-Beta Program in violation of the Master License Agreement. On August 19, 2026, Ligand and Metabasis filed a demurrer seeking dismissal of our cross-claims for breach of contract and breach of the implied covenant of good faith and fair dealing. We intend to oppose the demurrer, and our opposition is due on February 11, 2027. A hearing on the demurrer is currently scheduled for February 26, 2027. The parties have also commenced written discovery. We will continue to vigorously defend and enforce our rights under the Master License Agreement against any attempt to violate, misappropriate or infringe those rights with respect to any of our licensed programs. However, if we are unable to resolve the dispute and Ligand ultimately has the right to terminate the Master License Agreement with respect to the TR-Beta Program, we will lose certain intellectual property rights, including the right to develop or commercialize VK2809 and VK0214. The loss of such intellectual property rights and inability to continue to develop VK2809 and VK0214 could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2026, for each of VK2809 and VK0214, we owned or co-owned five U.S. patents, two U.S. patent applications, and additional patents and patent applications in certain foreign jurisdictions. We also owned three additional U.S. patents, four U.S. patent applications, and several patent applications in certain foreign jurisdictions directed to VK2809 as of September 30, 2026. For VK5211, as of September 30, 2026, we in-licensed nine patents in the U.S. and several other patents and patent applications in certain foreign jurisdictions. As of September 30, 2026, for our GLP-1 program, we own four U.S. patents, additional patents in certain foreign jurisdictions, three PCT applications, and several patent applications in the U.S. and certain foreign jurisdictions. For our DACRA program, as of September 30, 2026, we own one U.S. application and additional applications in certain foreign jurisdictions. With respect to our other current drug candidates, we have a license covering several issued patents both in the U.S. and in certain foreign jurisdictions.

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

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. For example, we were previously aware of at least two third-party companies that were selling products in the U.S. bearing the name “LGD-4033,” which is the name previously used by Ligand to refer to VK5211, without authority from either us or Ligand, and we may experience other potential intellectual property infringement in the future. In addition, in December 2022, we filed suit against Ascletis Bioscience Co., Ltd., Gannex Pharma Co., Ltd., Ascletis Pharmaceuticals Co., Ltd., Ascletis Pharma Inc., and Jinzi Jason Wu, or the Ascletis Defendants, in the Southern District of California, San Diego division, alleging, among other things: (1) violation of the Defend Trade Secrets Act; (2) violation of the California Uniform Trade Secrets Act; (3) breach of contract; (4) breach of the implied covenant of good faith and fair dealing; and (5) tortious interference with contract. In a related action, we also filed suit against the same Ascletis Defendants in the International Trade Commission, or the ITC, for unlawful and unfair methods of competition. On October 3, 2024, the ITC’s Chief Administrative Law Judge issued a Notice of his determination that the Ascletis Defendants misappropriated our trade secrets and engaged in discovery misconduct, warranting monetary and non-monetary sanctions. On May 29, 2025, the full ITC affirmed the substantial majority of the ITC Chief Administrative Law Judge’s determinations in favor of us, including monetary and non-monetary sanctions. On September 26, 2025, the Ascletis Defendants filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging the ITC’s affirmance. That same day, we also filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, challenging a narrow portion of the ITC’s decision disagreeing with the determination of the ITC Chief Administrative Law Judge. The appeal of the ITC’s decision to the United States Court of Appeals for the Federal Circuit is continuing to move forward. On June 15, 2026, the Ascletis Defendants filed their opening brief in their appeal challenging the ITC’s adverse determinations against the Ascletis Defendants. In response, on September 25, 2026, we filed our responsive brief. The district court action in the Southern District of California remains stayed pending a final non-appealable ITC determination. Lawsuits to protect our intellectual property rights can be time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China, where we currently have a number of licensed and/or owned patents and licensed and/or owned patent applications, currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, as of September 30, 2026, we had several licensed and/or owned patents and several licensed and/or owned patent applications and may have limited remedies if such patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of such patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As of September 30, 2026, our executive officers, directors and 5% or greater stockholders beneficially owned 5.0% of our common stock. Therefore, our executive officers, directors and 5% or greater stockholders have the ability to influence us through this ownership position.

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

Commencing with the fiscal year ended December 31, 2023, in addition to our management’s report on the effectiveness of our internal controls over financial reporting, our independent registered public accounting firm became required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. In addition, we are required to disclose on a quarterly basis any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in September 2026, we issued 9,035,714 shares of our common stock in an underwritten public offering, which are freely tradable without restriction, and approximately 5,098,514 shares (subject to increase in connection with a make-whole fundamental change) may become issuable upon conversion of the 2032 Notes based on the initial conversion rate of 19.7044 shares of common stock per $1,000 principal amount of 2032 Notes. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

In July 2026, our board of directors authorized a stock repurchase program, or the Repurchase Program, whereby we may purchase up to $500.0 million in shares of our common stock over a period of up to three years. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the Repurchase Program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Type of Plan	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration
Charles A. Rowland, Director	September 4, 2026	Rule 10b5-1 trading arrangement	128,000	December 7, 2027(1)

(1)
The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	S-1	7/1/2014	3.3

3.2	Amended and Restated Bylaws of Viking Therapeutics, Inc., effective as of May 9, 2023.	8-K	5/11/2023	3.1

4.1	Form of Common Stock Certificate.	S-1	7/1/2014	4.1

4.2	Indenture, dated as of September 25, 2026, between Viking Therapeutics, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	9/28/2026	4.1

4.3	First Supplemental Indenture, dated as of September 25, 2026, between Viking Therapeutics, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	9/28/2026	4.2

4.4	Form of certificate representing the 2.00% Convertible Senior Notes due 2032 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.3).	8-K	9/28/2026	4.3

10.1†

Amendment No. 1 to Manufacturing and Supply (Drug Product) Agreement, dated August 4, 2026, by and between Viking Therapeutics Ireland Limited, on the one hand, and Corden Pharma GmbH, Corden Pharma Lisbon S.A. and Corden Pharma S.p.A., on the other hand.

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

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

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

Viking Therapeutics, Inc.

Date: October 28, 2026	By:	/s/ Brian Lian, Ph.D.
Brian Lian, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 28, 2026	By:	/s/ Greg Zante
Greg Zante
Chief Financial Officer (Principal Accounting and Financial Officer)